Form 10QSB
period 1996-12-31
EMERGING GAMMA CORP
filed 1997-02-18
CIK 904146

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December
          31, 1996

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                             43,600
----------------------------------                           -------------------
Title of Class                                      Number of Shares outstanding
                                                            at December 31, 1996
Exhibit Index - NONE.


                                           EMERGING GAMMA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             December 31,                      March 31,
                                                               1996                           1996

        Cash and cash equivalents                           $      292,050                 $     297,855
        Interest Receivable                                          1,551                           179

Total Current Assets                                               293,601                       298,034

Other Assets - organization costs                                      630                           840

Total Assets                                                $      294,231                 $     298,874


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $        1,213                 $       2,028          `
                                                                  ---------

Total Current Liabilities                                            1,213                         2,028

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,231                       252,231
Retained Earnings                                                  (2,813)                         1,015

Total Stockholders' Equity                                         293,018                       296,846

Total Liabilities and Stockholders' Equity                  $      294,231                 $     298,874




                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.




                                                        EMERGING GAMMA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF OPERATIONS



                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1996         Dec. 31, 1995


REVENUES -
     Interest Income                             $      11,919        $         15,568      $        4,034      $         4,412

COSTS AND EXPENSES
     General and Administrative                         15,747                  19,107               5,212                8,817

TOTAL COSTS AND EXPENSES                                15,747                  19,107               5,212                8,817

NET INCOME (LOSS) BEFORE TAX                           (3,828)                 (3,539)             (1,178)              (4,405)

CURRENT TAX PROVISIONS

NET INCOME (LOSS)                                      (3,828)                 (3,539)             (1,178)              (4,405)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600


INCOME (LOSS) PER
 COMMON SHARE                                            (.09)                   (.08)               (.03)                (.10)



























        The accompanying notes are an integral part of these financial statements.



                                                        EMERGING GAMMA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF CASH FLOWS

                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1996         Dec. 31, 1995

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $     (3,828)        $        (3,539)      $      (1,178)      $       (4,405)
     Add item not requiring
          the use of cash-
          amortization                                     210                                          70
     Adjustments to
          reconcile net income
          (loss) to net cash
          used by operating
          activities
     (Increase) decrease
          Receivables                                  (1,372)                                     (1,372)
     Increase (decrease) in
          accounts payable                               (815)                   (750)               1,213
     Increase (decrease) in
          taxes payable                                                          (876)

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                           (5,805)                 (5,165)             (1,267)              (4,405)

CASH FLOWS FROM
FINANCING ACTIVITIES

  Issuance of common stock

  Increase in Deferred
     Offering Costs

    CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH                            (5,805)                 (5,165)             (1,267)              (4,405)

CASH BALANCE - BEGINNING                               297,855                 301,687             293,317              300,927

CASH BALANCE - ENDING                            $     292,050        $        296,522      $      292,050      $       296,522





                   The accompanying notes are an integral part of these financial statements.

                                                EMERGING GAMMA CORPORATION
                                           (A Company in the Development Stage)

                                               NOTES TO FINANCIAL STATEMENTS
               (All information as of December 31, 1996 and 1995 is unaudited)

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

       The financial statements for the three and nine months ended December 31, 1996 and 1995 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995 and the cash flows for the three and nine months ended December 31, 1996 and 1995. The results of operations for the three and nine months ended December 31, 1995 have been adjusted from the amounts previously reported to reflect amortization expenses.

       The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1997.

3.     RELATED PARTY TRANSACTIONS

       The Company currently has informal arrangements with an affiliate of certain officers and directors for use of office space and professional and clerical services. Professional services, if any, are to be billed to the Company at $60 to $100 per hour. Use of clerical services, if any, are to be billed to the Company at $20 per hour. The Company currently receives the use of office space free of charge. As of December 31, 1996, no services had been billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has not commenced operations. Expenses for the three and nine months ended December 31, 1996 and 1995 include consulting fees of $3,750 and $11,250, respectively.

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


Date:         February 6, 1997                    By:  /s/ Jerry W. Jarrell
              --------------------------             ------------------
                                                     Jerry W. Jarrell, Chief
                                                                       Financial
                                                                       Officer
                                                                       (chief
                                                                       financial
                                                                       officer
                                                                       and
                                                                      accounting
                                                                       officer
                                                                       and  duly
                                                                      authorized
                                                                       officer)