Form 10QSB
period 1997-06-30
EMERGING GAMMA CORP
filed 1997-08-08
CIK 904146

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 33-61890-FW

                                           EMERGING GAMMA CORPORATION
            (Exact Name of Small Business Issuer as specified in its Charter)


         Delaware                                           72-1235452
State or other Jurisdiction of                             I.R.S. Employer
Incorporation or Organization                              Identification No.)


                 220 Camp Street, New Orleans, Louisiana                70130
             (Address of principal executive offices)                 (Zip Code)

                                                 (504) 524-1801
                                           (Issuer's telephone number)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X         No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $1.00 par value                                            43,600
------------------------------------------  ------------------------------------
Title of Class                                     Number of Shares outstanding
                                                               at June 30, 1997


                                           EMERGING GAMMA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             June 30,                       March 31,
                                                               1997                           1997

Current Assets
        Cash and cash equivalents                           $      292,307                 $     290,956
        Interest Receivable                                             --                         2,087

Total Current Assets                                               292,307                       293,043

Other Assets - organization costs                                      490                           560

Total Assets                                                $      292,797                 $     293,603


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $           --                 $       1,050

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,231                       252,231
Retained Earnings                                                  (3,034)                       (3,278)

Total Stockholders' Equity                                         292,797                       292,553

Total Liabilities and Stockholders' Equity                  $      292,797                 $     298,603








                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.



                                                       EMERGING GAMMA CORPORATION
                                                  (A Company in the Development Stage)

                                                         STATEMENT OF OPERATIONS




                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1997         June 30, 1996


REVENUES - Interest Income                                              $         4,029        $       3,888

COSTS AND EXPENSES
     General and Administrative                                                   3,785                5,008
TOTAL COSTS AND EXPENSES                                                $         3,785        $       5,008

NET INCOME (LOSS) BEFORE TAX                                                        244              (1,120)

NET INCOME (LOSS)                                                       $           244              (1,120)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                           43,600               43,600


INCOME (LOSS) PER COMMON SHARE                                          $          .006               (.026)
























                               The  accompanying  notes are an integral  part of
these financial statements.

                                                       EMERGING GAMMA CORPORATION
                                                  (A Company in the Development Stage)
                                                         STATEMENT OF CASH FLOWS



                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1997         June 30, 1996


CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                                                  $           244        $     (1,120)
     Adjustments to reconcile net
          income (Loss) to net cash used
          by operating activities
     Increase (decrease) in accounts payable                                    (1,050)              (2,028)
     Decrease (increase) in interest receivable                                   2,087                   --
     Amoritization                                                                   70                   70
     CASH (USED) PROVIDED BY OPERATING
          ACTIVITIES                                                              1,351              (3,078)


INCREASE IN CASH                                                                  1,351              (3,078)

CASH BALANCE - BEGINNING                                                        290,956              297,855

CASH BALANCE - ENDING                                                   $       292,307        $     294,777





















                               The  accompanying  notes are an integral  part of
these financial statements.

                                                EMERGING GAMMA CORPORATION
                                           (A Company in the Development Stage)
                                               NOTES TO FINANCIAL STATEMENTS
            (All information as of June 30, 1997 and 1996 is unaudited)

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

       The financial statements for the three months ended June 30, 1997 and 1996 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1997, the results of operations for the three months ended June 30, 1997 and 1996 and the cash flows for the three months ended June 30, 1997 and 1996.

       The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1998.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office spae and clerical services. In the quarter ended June 30, 1997, $2,250 in consulting fees (See Item 2 below) was billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities, General and Administrative expenses for the three months ended June 30, 1997 and 1996 include consulting fees of $2,250 and $3,750, respectively.


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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

       3.         Certificate of Incorporation and Bylaws

                  3.1               Restated Certificate of Incorporation*
                  3.2               Bylaws*
                  3.3 Proposed Certificate of Amendment to the Restated Certificate of Incorporation*

       10.        Material Contracts

                  10.1              1993 Stock Option Plan*
                  10.2              Form of Stock Option Agreements with Messrs.
 Keenan, Killeen and Chaffe with
                                    Schedule of Details*



* Incorporated by reference to such exhibit as filed with the Company's registration statement on Form SB-2, file no. 33- 61890-FW (the "Registration Statement" on April 29, 1993.

                  (b)                 Reports on Form 8-K: None

                                                        SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:         August 8, 1997                         By:  /s/ Jerry W. Jarrell
              --------------------------                   --------------------
                                                               Jerry W. Jarrell
                             Chief Financial Officer and duly authorized officer