Form 10QSB
period 1998-06-30
EMERGING GAMMA CORP
filed 1998-08-13
CIK 904146

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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
------------------------------------------ ------------------------------------
Title of Class                                     Number of Shares outstanding
                                                              at June 30, 1998


                                           EMERGING GAMMA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS


                                                     ASSETS


                                                               June 30,                       March 31,
                                                                 1998                           1998

Current Assets

        Cash and cash equivalents                           $      295,445                 $     295,864
        Interest Receivable                                          1,170                            --

Total Current Assets                                               296,615                       295,864

Other Assets - organization costs                                      210                           280

Total Assets                                                $      296,825                 $     296,144




             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:


        Accounts Payable                                    $        1,640                 $       1,347

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,231                       252,231
Retained Earnings                                                    (646)                       (1,034)

Total Stockholders' Equity                                         295,185                       294,797

Total Liabilities and Stockholders' Equity                  $      296,825                 $     296,144








                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.



                               EMERGING GAMMA CORPORATION
                          (A Company in the Development Stage)

                               STATEMENT OF OPERATIONS

                                                                             FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                              ENDED                 ENDED
                                                                         June 30, 1998         June 30, 1997

REVENUES - Interest Income                                              $         4,062        $       4,029

COSTS AND EXPENSES
     General and Administrative                                                   3,674                3,785
TOTAL COSTS AND EXPENSES                                                $         3,674        $       3,785

NET INCOME (LOSS) BEFORE TAX                                                        388                  244

NET INCOME (LOSS)                                                       $           388                  244

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                           43,600               43,600


INCOME (LOSS) PER COMMON SHARE                                          $          .009                 .006
























                               The  accompanying  notes are an integral  part of
these financial statements.


                                           EMERGING GAMMA CORPORATION
                                       (Company in the Development Stage)
                                            STATEMENT OF CASH FLOWS



                                                                          FOR THE               FOR THE
                                                                       THREE MONTHS          THREE MONTHS
                                                                            ENDED                 ENDED
                                                                        June 30, 1998         June 30, 1997


CASH FLOWS FROM OPERATING ACTIVITIES


     Net Income                                                         $           388        $         244
     Adjustments to reconcile net
          income (Loss) to net cash used
          by operating activities
     Increase (decrease) in accounts payable                                        293              (1,050)
     Decrease (increase) in interest receivable                                 (1,170)                2,087
     Amoritization                                                                   70                   70
     CASH (USED) PROVIDED BY OPERATING
          ACTIVITIES                                                              (419)                1,351


INCREASE (DECREASE) IN CASH                                                       (419)                1,351

CASH BALANCE - BEGINNING                                                        295,864              290,956

CASH BALANCE - ENDING                                                   $       295,445        $     292,307





















                               The  accompanying  notes are an integral  part of
these financial statements.

                                                EMERGING GAMMA CORPORATION
                                           (A Company in the Development Stage)
                                               NOTES TO FINANCIAL STATEMENTS
                   (All information as of June 30, 1998 and 1997 is unaudited)

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

       The financial statements for the three months ended June 30, 1998 and 1997 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1998, the results of operations for the three months ended June 30, 1998 and 1997 and the cash flows for the three months ended June 30, 1998 and 1997.

       The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office spae and clerical services. In the quarter ended June 30, 1998, $2,250 in consulting fees (See Item 2 below) was billed to the Company.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The Company has commenced no operations and has no activities, General and Administrative expenses for the three months ended June 30, 1998 and 1997 include consulting fees of $2,250.


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


Date:         August   , 1998                        By:  /s/ Jerry W. Jarrell
              --------------------------                  --------------------
                                                          Jerry W. Jarrell
                                                          Chief Financial
                                                  Officer and duly authorized
                                                           officer