Form 10QSB/A
period 1998-09-30
EMERGING GAMMA CORP
filed 1998-12-01
CIK 904146

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

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,231                       252,231
Accumulated Earnings (Deficit)                                       (310)                       (1,034)

Total Stockholders' Equity                                         296,141                       294,797

Total Liabilities and Stockholders' Equity                  $      296,581                 $     296,144











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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

       3.         Certificate of Incorporation and Bylaws

                  3.1               Restated Certificate of Incorporation*
                  3.2               Bylaws*
                  3.3 Proposed Certificate of Amendment to the Restated Certificate of Incorporation*

       10.        Material Contracts

                  10.1              1993 Stock Option Plan*
                  10.2 Form of Stock Option Agreements with Messrs Keenan, Killeen, Jarrell and Chaffe with
                                    Schedule of Details*



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