Form 10QSB
period 1998-12-31
EMERGING GAMMA CORP
filed 1999-02-16
CIK 904146

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December
          31, 1998

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                43,600
----------------------------------                   -------------------
Title of Class                                      Number of Shares outstanding
                                                           at December 31, 1998
Exhibit Index - NONE.



                                           EMERGING GAMMA CORPORATION

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             December 31,                      March 31,
                                                               1998                           1998

Current Assets
        Cash and cash equivalents                           $      295,786                 $     295,864
        Interest Receivable                                          2,140                            --

Total Current Assets                                               297,926                       295,864

Other Assets - organization costs                                       70                           280

Total Assets                                                $      297,996                 $     296,144


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $          440                 $       1,347

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,231                       252,231
Accumulated Earnings (Deficit)                                       1,725                       (1,034)

Total Stockholders' Equity                                         297,556                       294,797

Total Liabilities and Stockholders' Equity                  $      297,996                 $     296,144











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




                           EMERGING GAMMA CORPORATION

                             STATEMENT OF OPERATIONS



                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1998         Dec. 31, 1997


REVENUES -
     Interest Income                             $      12,299        $         12,312      $        4,227      $         4,105

COSTS AND EXPENSES
     General and Administrative                          9,540                   9,820               2,812                3,027

TOTAL COSTS AND EXPENSES                                 9,540                   9,820               2,812                3,027

NET INCOME (LOSS)                                        2,759                   2,492               1,415                1,078


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600


INCOME (LOSS) PER
 COMMON SHARE                                              .06                     .06                 .03                  .02
































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


                           EMERGING GAMMA CORPORATION

                             STATEMENT OF CASH FLOWS

                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1998         Dec. 31, 1997

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $       2,759        $          2,492      $        1,415      $         1,078
     Add item not requiring
          the use of cash-
          amortization                                     210                     210                  70                   70
     Adjustments to
          reconcile net income
          (loss) to net cash
          used by operating
          activities
     (Increase) decrease
          interest receivable                          (2,140)                   1,995             (1,420)                  792
     Increase (decrease) in
          accounts payable                               (907)                 (1,050)                  --                   --

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                              (78)                   3,647                  65                1,940

INCREASE (DECREASE) IN CASH                               (78)                   3,647                  65                1,940

CASH BALANCE - BEGINNING                               295,864                 290,956             295,721              292,663

CASH BALANCE - ENDING                            $     295,786        $        294,603      $      295,786      $       294,603

















                                The  accompanying  notes are an integral part of
these financial statements.

                                                EMERGING GAMMA CORPORATION

                                               NOTES TO FINANCIAL STATEMENTS
      (All information as of December 31, 1998 and 1997 is unaudited)

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

       The financial statements for the three and nine months ended December 31, 1998 and 1997 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and the cash flows for the three and nine months ended December 31, 1998 and 1997.

       The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office space and clerical services. In the nine months ended December 31, 1998, $6,750 in consulting fees (see
       Item 2 below) was billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities. General and Administrative expenses for the three and nine months ended December 31, 1998 include $2,250 and $6,750 in consulting fees respectively.

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


Date:         February 12, 1999     By:  /s/ Jerry W. Jarrell
              --------------------------      --------------------
                                       Jerry W. Jarrell
                          Chief Financial Officer (chief financial officer and accounting officer and duly authorized officer)