Form 10KSB
period 1999-03-31
EMERGING GAMMA CORP
filed 1999-06-18
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1999

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was $300,000 based upon the sales price of the Common Stock in the Company's public offering.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1999:

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

Item 3.   LEGAL PROCEEDINGS

          Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1999, there were 339 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          Selected Financial Information

          The following  sets forth selected  financial  information as of March
31, 1995, 1996, 1997, 1998 and 1999, is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.

Balance Sheet Data

                                      March 31,     March 31,       March 31,      March 31,        March 31,
                                        1995          1996            1997            1998            1999


Cash                                $   301,687    $   297,855     $   290,956    $    295,864    $     298,416
Organizational Costs..............        1,120            840             560             280               --
Total Assets......................      302,807        298,874         293,603         296,144          298,416
Total Liabilities.................        2,876          2,028           1,050           1,347            1,800
Stockholders' Equity..............      299,931        296,846         292,553         294,797          296,616


            The Company has been recently formed and has not engaged in any operations other than organizational matters. The Company earned $15,819 in interest income during 1997, $16,335 in 1998 and $15,950 in 1999. In January 1995, the Company engaged a director to provide consulting services to the Company at the rate of $1,250 per month, which was revised to $750 per month effective January 1, 1997 or $13,500 in fiscal 1997 and $9,000 during the 1998 and 1999 fiscal year. The amount paid in fiscal 2000 is expected to be $9,000.

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

Name                                          Age           Office with the Company

Burt H. Keenan                                59            President and Chief Financial Officer and Director

D. B. H. Chaffe III                           65            Director

Daniel B. Killeen                             65            Secretary and Director

Jerry W. Jarrell                              57            Director

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 31, 1999, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

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

        The Company has an oral agreement  with Chaffe & Associates,  Inc. ("C &
A"), a firm affiliated with two of its officers and directors, to perform certain services after the closing of the offering. Secretarial services will be charged at $20 per hour, and the services of staff analysts will be charged to rates ranging from $60 to $100 per hour. The total amount of charges payable in any month cannot be estimated at this time and depend upon the complexity of any opportunity investigated; however, each Company intends to expend only $10,000 of the net proceeds received by it from this offering to pay expenses of investigating and evaluating business opportunities, and therefore, the maximum amount anticipated to be payable to C & A would be $10,000 per Company. The Company has each adopted a policy not to compensate C & A for any services (other than secretarial services) in connection with a transaction between any Company and an existing C & A client. C & A's services (other than secretarial services) will not be engaged by any Company until after a letter of intent is being negotiated between a Company and the potential acquisition candidate. Since Messrs. Chaffe and Keenan are o fficers and directors of each

Company, and respectively the principal stockholder and an associate of C & A, any consulting fees paid to C &
A can be expected to indirectly benefit Messrs. Chaffe and Keenan.

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

        Through March 31, 1995, the Company did not pay any amounts to C & A. In fiscal 1996 and 1997 the amounts paid were $3,481 and $208, respectively and no amounts were paid in 1998 and 1999. The Company does not anticipate paying additional amounts to C & A until an acquisition is identified.

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

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 1999.


                                                  EMERGING GAMMA CORPORATION


                                                    By:  /s/ Burt H. Keenan*
                                                                Burt H. Keenan
                                                                President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 10, 1999.


By:     /s/ Burt H. Keenan*                          President and Director
        Burt H. Keenan


By:     /s/ D. B. H. Chaffe III                      Director
        D. B. H. Chaffe III


By:     /s/ Daniel B. Killeen                        Director
        Daniel B. Killeen


By:     /s/ Jerry W. Jarrell     Chief Financial Officer, Secretary and Director
        Jerry W. Jarrell



*       /s/D.B.H. Chaffe III
        D.B.H. Chaffe III signs this report as
        attorney in fact of
        Burt H. Keenan

                                    EMERGING GAMMA CORPORATION

                                    FINANCIAL STATEMENTS
                                    AS OF MARCH 31, 1999 AND 1998
                                    TOGETHER WITH AUDITORS' REPORT



                          INDEX TO FINANCIAL STATEMENTS



                                                                                                        PAGE

Report of Independent Public Accountants                                                                   F-2

Balance Sheet as of March 31, 1999                                                                         F-3

Statements of Operations for the Years Ended March 31, 1999 and 1998                                       F-4

Statements of Stockholders' Equity for the Years Ended March 31, 1999 and 1998                             F-5

Statements of Cash Flows for the Years Ended March 31, 1999 and 1998                                       F-6

Notes to Financial Statements                                                                              F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Emerging Gamma Corporation:

We have audited the accompanying balance sheet of Emerging Gamma Corporation (a Delaware corporation) as of March 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Gamma Corporation as of March 31, 1999, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.









New Orleans, Louisiana,
April 29, 1999


                           EMERGING GAMMA CORPORATION

                                  BALANCE SHEET

                                 MARCH 31, 1999


                                     ASSETS



CURRENT ASSETS:
   Cash and cash equivalents                                                                               $  298,416
                                                                                                           ----------

         Total assets                                                                                      $  298,416
                                                                                                           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                                        $    1,800
                                                                                                           ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares
     subscribed, issued or outstanding                                                                             -
   Common stock, $1.00 par value; 20,000,000 shares authorized; 43,600
     issued and outstanding                                                                                    43,600
   Additional paid-in capital                                                                                 252,231
   Retained earnings                                                                                              785
                                                                                                           ----------

         Total stockholders' equity                                                                           296,616

         Total liabilities and stockholders' equity                                                        $  298,416
                                                                                                           ==========





                        The accompanying notes are an integral part of these financial statements.


                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF OPERATIONS


                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


                                                                                               1999          1998
                                                                                             ---------     ------

INTEREST INCOME                                                                              $  15,950     $  16,335

COSTS AND EXPENSES                                                                             (14,131)      (14,091)
                                                                                             ----------    ---------

NET INCOME BEFORE TAX PROVISION                                                                  1,819         2,244

TAX PROVISION                                                                                    -                -

NET INCOME                                                                                   $   1,819     $   2,244
                                                                                             =========     =========

BASIC EARNINGS PER SHARE                                                                     $    .042     $    .051
                                                                                             =========     =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                   43,600        43,600
                                                                                             =========     =========






                        The accompanying notes are an integral part of these financial statements.



                           EMERGING GAMMA CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



                                                                                              Retained
                                                    Common Stock            Additional        Earnings
                                               Number of                     Paid-in      (Accumulated
                                                  Shares      Amount         Capital           Deficit)         Total

BALANCE - March 31, 1997                           43,600     $  43,600    $  252,231         $ (3,278)      $  292,553

NET INCOME FOR THE YEAR                                -             -             -             2,244            2,244
                                               ----------     ---------   -----------     ------------       ----------

BALANCE - March 31, 1998                           43,600        43,600       252,231           (1,034)         294,797

NET INCOME FOR THE YEAR                                -             -             -             1,819            1,819
                                               ----------     ---------   -----------     ------------       ----------

BALANCE - March 31, 1999                           43,600     $  43,600    $  252,231         $    785       $  296,616
                                               ==========     =========    ==========         ========       ==========










                        The accompanying notes are an integral part of these financial statements.



                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF CASH FLOWS


                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



                                                                                               1999            1998
                                                                                         --------------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                       $    1,819       $    2,244
     Adjustments to reconcile net income (loss) to net cash provided (used)
       by operating activities-
         Decrease/(increase) in interest receivable                                             -                2,087
         Increase/(decrease) in accounts payable                                                  453              297
         Amortization expense                                                                     280              280
                                                                                         ------------     ------------

           Net cash provided (used) by operating activities                                     2,552            4,908
                                                                                         ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                2,552            4,908

CASH AND CASH EQUIVALENTS - beginning                                                         295,864          290,956
                                                                                         ------------     ------------

CASH AND CASH EQUIVALENTS - ending                                                         $  298,416       $  295,864
                                                                                           ==========       ==========




                        The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


                             MARCH 31, 1999 AND 1998



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

There are no temporary differences between financial reporting and tax basis of assets and liabilities. As of March 31, 1997, the Company had incurred a cumulative loss from operations since inception. Therefore, a valuation allowance was provided against the deferred tax asset resulting from the net operating loss (NOL) carryforward. In 1999 and 1998 this valuation allowance was reduced in an amount equivalent to the NOL utilization and therefore no tax provision was recorded. This asset has been reduced to zero by a valuation allowance. The net operating loss carryforward at March 31, 1999 was approximately $3,300 and will expire in 2010 and 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

3.   RELATED PARTY TRANSACTIONS:

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During 1999 and 1998, a consulting fee of $750 per month was paid to the Company's Treasurer including office space and clerical services.

4.   STOCK OPTION PLAN:

The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 84% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options (110% if the optionee holds 10% or more of the Company's common stock). During 1993 the Company granted options to current stockholders to purchase 4,300 shares of common stock at $15 per share. During 1994, the Company granted options to a consultant to purchase 2,000 shares of common stock at $12 per share. All of the options are currently exercisable and expire on December 31, 1999.

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," effective for the Company at March 31, 1997. Under SFAS 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current APB Opinion No. 25 method whereby no compensation cost is recognized upon grant. The Company will continue to account for its stock-based compensation plans under APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make disclosures as if SFAS 123 had been applied. The disclosure requirements of this Statement are effective for options granted in fiscal 1996 and later. As a result, SFAS 123 is not applicable to the Company's existing outstanding stock options.