Form 10QSB
period 1999-12-31
EMERGING GAMMA CORP
filed 2000-02-03
CIK 904146

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December
          31, 1999

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                            43,600
----------------------------------                           -------------------
Title of Class                                   Number of Shares outstanding
                                                            at December 31, 1999
Exhibit Index - NONE.




                                           EMERGING GAMMA CORPORATION

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             December 31,                      March 31,
                                                               1999                           1999

Current Assets
        Cash and cash equivalents                           $      296,592                 $     298,416
        Interest Receivable                                          3,204                            --

Total Assets                                                $      299,796                 $     298,416


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $          600                 $       1,800

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,231                       252,231
Accumulated Earnings (Deficit)                                       3,365                           785

Total Stockholders' Equity                                         299,196                       296,616

Total Liabilities and Stockholders' Equity                  $      299,796                 $     298,416











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




                                                        EMERGING GAMMA CORPORATION

                                                          STATEMENT OF OPERATIONS



                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1999         Dec. 31, 1998


REVENUES -
     Interest Income                             $      11,756        $         12,299      $        4,722      $         4,227

COSTS AND EXPENSES
     General and Administrative                          9,176                   9,540               3,462                2,812

TOTAL COSTS AND EXPENSES                                 9,176                   9,540               3,462                2,812

NET INCOME (LOSS)                                        2,580                   2,759               1,260                1,415


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600


INCOME (LOSS) PER
 COMMON SHARE                                              .06                     .06                 .03                  .03
































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


                                                        EMERGING GAMMA CORPORATION

                                                          STATEMENT OF CASH FLOWS

                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1999         Dec. 31, 1998

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $       2,580        $          2,759      $        1,260      $         1,415
     Add item not requiring
          the use of cash-
          amortization                                      --                     210                  --                   70
     Adjustments to
          reconcile net income
          (loss) to net cash
          used by operating
          activities
     (Increase) decrease
          interest receivable                          (3,204)                 (2,140)             (3,204)              (1,420)
     Increase (decrease) in
          accounts payable                             (1,200)                   (907)                  --                   --

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                           (1,824)                    (78)             (1,944)                   65

INCREASE (DECREASE) IN CASH                            (1,824)                    (78)             (1,944)                   65

CASH BALANCE - BEGINNING                               298,416                 295,864             298,536              295,721

CASH BALANCE - ENDING                            $     296,592        $        295,786      $      296,592      $       295,786


















                                The  accompanying  notes are an integral part of
these financial statements.

                                                EMERGING GAMMA CORPORATION

                                               NOTES TO FINANCIAL STATEMENTS
              (All information as of December 31, 1999 and 1998 is unaudited)

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

2.     SIGNIFICANT ACCOUNTING POLICIES

       The financial statements for the three and nine months ended December 31, 1999 and 1998 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and 1998 and the cash flows for the three and nine months ended December 31, 1999 and 1998.

       The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2000.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance, a director and shareholder, for financial services which includes office space and clerical services. In the nine months ended December 31, 1999, $6,750 in consulting fees (see Item 2 below) was billed to the Company.

Item 2.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities. General and Administrative expenses for the three and nine months ended December 31, 1999 include $2,250 and $6,750 in consulting fees respectively.

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


Date:   February 3, 2000                         By:  /s/ Jerry W. Jarrell
                                                    Jerry W. Jarrell
                        Chief Financial Officer (chief financial officer and
                             accounting officer and duly authorized officer)