Form 10QSB
period 2000-06-30
EMERGING GAMMA CORP
filed 2000-08-14
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

	[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
	[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ___________________.
Commission file number: 33-61890-FW

EMERGING GAMMA CORPORATION
(Exact name of small business issuer in its charter)
DELAWARE (State or other jurisdiction of Incorporation or organization)	72-1235452 (I.R.S. Employer Identification No.)
220 Camp Street, New Orleans, Louisiana (Address of principal executive offices)	70130 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES /X/	NO / /

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2000:

Common Stock, $1.00 Par Value - 43,600 shares

EMERGING GAMMA CORPORATION

Index to Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Balance Sheets as of June 30, 2000 and March 31, 2000
Statements of Operations for the Three Months Ended June 30, 2000 and 1999
Statements of Cash Flows for the Three Months Ended June 30, 2000 and 1999
Notes to the Financial Statements
Item 2.	Management's Discussion and Analysis of Financial condition and Results of Operations

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL STATEMENTS
Item 1. Financial Statements

EMERGING GAMMA CORPORATION
(A Company in the Development Stage)

BALANCE SHEETS

ASSETS
	June 30, 2000	March 31, 2000
Current Assets
Cash and cash equivalents	$ 300,288	$ 301,812
Accrued interest receivable	2,250 __________	- ___________
Total Assets	$ 302,538	$ 301,812

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,700 __________	$ 2,700 ___________

Stockholders' Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares subscribed, issued and outstanding	$ -	$ -
Common Stock, $1.00 par value; 20,000,000 shares authorized; 43,600 shares issued and outstanding	43,600	43,600
Additional Paid-in Capital	252,231	252,231
Retained Earnings	4,007 ___________	3,281 __________
Total Stockholders' Equity	299,838 ___________	299,112 __________
Total Liabilities and Stockholders' Equity	$ 302,538	$ 301,812

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS
	For the Three Months Ended June 30, 2000	For the Three Months Ended June 30, 1999

INTEREST INCOME	$ 4,702	$ 3,774
COSTS AND EXPENSES	(3,976) ____________	(3,168) ____________
INCOME BEFORE TAX PROVISION	726	606
TAX PROVISION	- ____________	- ____________
NET INCOME	$ 726	$ 606
BASIC EARNINGS PER SHARE	$ 0.017	$ 0.014
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	43,600	43,600

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS
	For the Three Months Ended June 30, 2000	For the Three Months Ended June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 726	$ 606
Adjustments to reconcile net income to net cash used by operating activities:
Increase (decrease) in accounts payable	-	-
Decrease (increase) in interest receivable	(2,250) _____________	- ____________
CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(1,524)	606
INCREASE (DECREASE) IN CASH	(1,524)	606
CASH AND CASH EQUIVALENTS - BEGINNING	301,812 _____________	298,416 ____________
CASH AND CASH EQUIVALENTS - ENDING	$ 300,288	$ 299,022

The accompanying notes are and integral part of these financial statements.

EMERGING GAMMA CORPORATION
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(All information as of June 30, 2000 and 1999 is unaudited)

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

2.   SIGNIFICANT ACCOUNTING POLICIES:

The financial statements for the three months ended June 30, 2000 and 1999 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2000, the results of operations for the three months ended June 30, 2000 and 1999 and the cash flows for the three months ended June 30, 2000 and 1999.

The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2001.

3.   RELATED PARTY TRANSACTIONS:

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During the quarters ended June 30, 2000 and 1999, a consulting fee of $750 per month was paid to the Company's Treasurer.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company has commenced no operations and has no activities. General and Administrative expenses for the three months ended June 30, 2000 and 1999 include consulting fees of $2,250.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

In connection with forward-looking statements contained in this Form 10-QSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking by such words as "believes," "intends" or words of a similar nature, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-QSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will be realized or the actual results will not be significantly higher or lower. These forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-QSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The inclusion of the forward-looking statements contained in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-QSB will be achieved. In light of the foregoing, readers of this Form 10-QSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

PART II.   OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS None
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS None
Item 3.	DEFAULTS UPON SENIOR SECURITIES None
Item 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS None
Item 5.	OTHER INFORMATION None
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits.
	3.	Certificate of Incorporation and Bylaws
		*3.1	Restated Certificate of Incorporation
		*3.2	Bylaws
		*3.3	Proposed Certificate of Amendment to the Restated Certificate of Incorporation
	10.	Material Contracts
		*10.1	1993 Stock Option Plan
		*10.2	Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details

*Filed with Registration Statement on Form SB-2, File No. 33-61892-FW (the Registration Statement)
   and incorporated by reference.
(b)	Reports of Form 8-K. None

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2000.

EMERGING GAMMA CORPORATION

By: /S/ BURT H. KEENAN ____________________________________ Burt H. Keenan Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 11, 2000.

By:	/S/ BURT H. KEENAN ______________________________ Burt H. Keenan	Chairman of the Board and Director

By:	/S/ D. B. H. CHAFFE III ______________________________ D. B. H. Chaffe III	Director

By:	/S/ DANIEL B. KILLEEN ______________________________ Daniel B. Killeen	Director

By:	/S/ JERRY W. JARRELL ______________________________ Jerry W. Jarrell	Chief Financial Officer, Secretary and Director