Form 10QSB
period 2000-09-30
EMERGING GAMMA CORP
filed 2000-11-15
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

* [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

* [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ___________________. Commission file number:
          33-61890-FW


                           EMERGING GAMMA CORPORATION
              (Exact name of small business issuer in its charter)

             DELAWARE                                        72-1235452
  (State or other jurisdiction of                         (I.R.S. Employer
   Incorporation or organization)                        Identification No.)
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

                    YES  /X/                               NO  /  /

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2000:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING GAMMA CORPORATION
                               Index to Form 10-Q
                          Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited) Balance Sheets as of September 30, 2000 and March 31, 2000 Statements of Operations for the Three and Six Months Ended September 30, 2000 and 1999 Statements of Cash Flows for the Six Months Ended September 30, 2000 and 1999 Notes to the Financial Statements

   Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations


                           Part II. OTHER INFORMATION

   Item 1.     Legal Proceedings

   Item 2.     Changes in Securities and Use of Proceeds

   Item 3.     Defaults Upon Senior Securities

   Item 4.     Submission of Matters to a Vote of Security Holders

   Item 5      Other Information

   Item 6.     Exhibits and Reports on Form 8-K

   PART 1.     FINANCIAL STATEMENTS

   Item 1.     Financial Statements


                                           EMERGING GAMMA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                                                   (Unaudited)
                                                                                   September 30,        March 31,
                                                                                       2000               2000

Current Assets
  Cash and cash equivalents                                                        $    301,984
                                                                                                     $    301,812
  Accrued interest receivable                                                               112                 -
                                                                                     ----------        ----------
Total Assets                                                                        $   302,096     $     301,812
                                                                                     ==========        ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                  $       300      $      2,700
                                                                                     ----------        ----------

Stockholders' Equity
  Preferred Stock, $1.00 par value; 2,000,000 shares authorized;
    no shares subscribed, issued and outstanding                                  $           -      $          -
  Common Stock, $1.00 par value; 20,000,000 shares authorized;
    43,600 shares issued and outstanding                                                 43,600            43,600
  Additional Paid-in Capital                                                            252,231           252,231
  Retained Earnings                                                                       5,965             3,281
                                                                                    -----------         ---------
Total Stockholders' Equity                                                              301,796           299,112
                                                                                    -----------         ---------
Total Liabilities and Stockholders' Equity                                          $   302,096      $    301,812
                                                                                     ==========        ==========

                    The accompanying notes are an integral part of these financial statements.




                                                EMERGING GAMMA CORPORATION
                                           (A Company in the Development Stage)

                                                 STATEMENTS OF OPERATIONS

                                                        (UNAUDITED)

                                                          For the           For the          For the           For the
                                                         Six Months       Six Months       Three Months      Three Months
                                                           Ended             Ended            Ended             Ended
                                                       September 30,     September 30,    September 30,     September 30,
                                                            2000             1999              2000              1999


INTEREST INCOME                                        $      9,529      $     7,034      $      4,827      $      3,260
COSTS AND EXPENSES                                           (6,845)          (5,714)           (2,869)           (2,546)
                                                       ------------     ------------      ------------      ------------
INCOME BEFORE TAX PROVISION                                   2,684            1,320             1,958               714
TAX PROVISION                                                     -                -                 -                 -
                                                       ------------     ------------      ------------      ------------
NET INCOME                                             $      2,684      $     1,320      $      1,958      $        714
                                                       ============     ============      ============      ============
BASIC EARNINGS PER SHARE                               $       0.06      $      0.03      $       0.04      $       0.02
                                                       ============     ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                         43,600           43,600            43,600            43,600
                                                       ============     ============      ============      ============


                        The accompanying notes are an integral part of these financial statements.



                                              EMERGING GAMMA CORPORATION
                                         (A Company in the Development Stage)

                                               STATEMENTS OF CASH FLOWS

                                                     (UNAUDITED)

                                                                                  For the              For the
                                                                                Six Months            Six Months
                                                                                   Ended                Ended
                                                                            September 30, 2000    September 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                $      2,684          $    1,320
  Adjustments to reconcile net income to
    net cash used by operating activities:
  Increase (decrease) in accounts payable                                         (2,400)             (1,200)
  Decrease (increase) in interest receivable                                        (112)                  -
                                                                             -------------        -----------

CASH (USED) PROVIDED BY OPERATING                                                    172                 120
  ACTIVITIES

INCREASE (DECREASE) IN CASH                                                          172                 120

CASH AND CASH EQUIVALENTS - BEGINNING                                            301,812             298,416
                                                                             -------------        -----------
CASH AND CASH EQUIVALENTS - ENDING                                           $   301,984          $  298,536
                                                                             =============        ===========

                      The accompanying notes are and integral part of these financial statements.




                           EMERGING GAMMA CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
        (All information as of September 30, 2000 and 1999 is unaudited)


1.   DESCRIPTION OF ORGANIZATION:
     ---------------------------

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

2.   SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------

The financial statements for the six months ended September 30, 2000 and 1999 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999 and the cash flows for the six months ended September 30, 2000 and 1999.

The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2001.

3.   RELATED PARTY TRANSACTIONS:
     --------------------------

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During the quarters ended September 30, 2000 and 1999, a consulting fee of $750 per month was paid to the Company's Treasurer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company has commenced no operations and has no activities. Interest income for the six and three months ended September 30, 2000 was $9,529 and $4,827 respectively compared to the six and three months ended September 30, 1999 of $7,034 and $3,260 respectively. The increase in interest income in 2000 is due to higher interest rates in 2000. Costs and expenses for the six and three months ended September 30, 2000 were $6,845 and $2,869 respectively compared to the six and three months ended September 30, 1999, of $5,714 and $2,546 respectively. The increase in costs and expenses in 2000 is due to increased bank investmetn fees and transfer agent fees over 1999.

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

*Filed with Registration Statement on Form SB-2, File No. 33-61892-FW (the Registration Statement) and incorporated by reference.

                     (b)        Reports of Form 8-K.
                                  None


                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2000.


                                               EMERGING GAMMA CORPORATION


                                               By:  /S/ BURT H. KEENAN
                                               --------------------------------
                                               Burt H. Keenan
                                               Chairman

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 14, 2000.


By:        /S/ BURT H. KEENAN              Chairman of the Board and Director
           ------------------------------
           Burt H. Keenan

By:        /S/ D. B. H. CHAFFE III         Director
           ------------------------------
           D. B. H. Chaffe III

By:        /S/ DANIEL B. KILLEEN           Director
           ------------------------------
           Daniel B. Killeen

By:        /S/ JERRY W. JARRELL            Chief Financial Officer, Secretary
           ------------------------------  and Director
           Jerry W. Jarrell