Form 10QSB
period 2000-12-31
EMERGING GAMMA CORP
filed 2001-02-12
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.
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

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2000:

Common Stock, $1.00 Par Value - 43,600 shares

EMERGING GAMMA CORPORATION
Index to Form 10-Q
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Balance Sheets as of December 31, 2000 and March 31, 2000
Statements of Operations for the Three and Nine Months Ended December 31, 2000 and 1999
Statements of Cash Flows for the Nine Months Ended December 31, 2000 and 1999
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

PART 1.  FINANCIAL STATEMENTS
Item 1. Financial Statements

EMERGING GAMMA CORPORATION
(A Company in the Development Stage)

BALANCE SHEETS
ASSETS
	December 31, 2000 (unaudited)	March 31, 2000
Current Assets
Cash and cash equivalents	$301,616	$301,812
Accrued interest receivable	1,701	-
	$303,317	$301,812

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,300	$ 2,700
Stockholders' Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares subscribed, issued and outstanding	$ -	$ -
Common Stock, $1.00 par value; 20,000,000 shares authorized; 43,600 shares issued and outstanding	43,600	43,600
Additional Paid-in Capital	252,231	252,231
Retained Earnings	6,186	3,281
Total Stockholders' Equity	302,017	299,112
Total Liabilities and Stockholders' Equity	$303,317	$301,812

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION
(A Company in the Development Stage)

STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Nine Months Ended December 31, 2000	For the Nine Months Ended December 31, 1999	For the Three Months Ended December 31, 2000	For the Three Months Ended December 31, 1999

INTEREST INCOME	$ 14,682	$ 11,756	$ 5,153	$ 4,722
COSTS AND EXPENSES	(11,777)	(9,176)	(4,932)	(3,462)
INCOME BEFORE TAX PROVISION	2,905	2,580	221	1,260
TAX PROVISION	-	-	-	-
NET INCOME	$ 2,905	$ 2,580	$ 221	$ 1,260
BASIC AND DILUTED EARNINGS PER SHARE	$ 0.07	$ 0.06	$ 0.04	$ 0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	43,600	43,600	43,600	43,600

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION
(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended December 31, 2000	For the Nine Months Ended December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 2,905	$ 2,580
Adjustments to reconcile net income to net cash used by operating activities:
Increase (decrease) in accounts payable	(1,400)	(1,200)
Decrease (increase) in interest receivable	(1,701)	(3,204)
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(196)	(1,824)
INCREASE (DECREASE) IN CASH	(196)	(1,824)
CASH AND CASH EQUIVALENTS - BEGINNING	301,812	298,416
CASH AND CASH EQUIVALENTS - ENDING	$ 301,616	$ 296,592

The accompanying notes are and integral part of these financial statements.

EMERGING GAMMA CORPORATION
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(All information as of and for the periods ended December 31, 2000 and 1999 is unaudited)

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

2.     SIGNIFICANT ACCOUNTING POLICIES:

The financial statements as of December 31, 2000 and for the three and nine month periods ended December 31, 2000 and 1999 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999 and the cash flows for the nine months ended December 31, 2000 and 1999.

The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2001.

3.     RELATED PARTY TRANSACTIONS:

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During the periods ended December 31, 2000 and 1999, a consulting fee of $750 per month was paid to the Company's Treasurer.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company does not conduct business operations. Interest income for the nine and three months ended December 31, 2000 was $14,682 and $5,153 respectively compared to the nine and three months ended December 31, 1999 of $11,756 and $4,722 respectively. The increase in interest income in 2000 was due to higher interest rates in 2000. Costs and expenses for the nine and three months ended December 31, 2000 were $11,777 and $4,932 respectively compared to the nine and three months ended December 31, 1999, of $9,176 and $3,462 respectively. The increase in costs and expenses in 2000 was due to increased bank investment fees and transfer agent fees over 1999 and travel expenses related to reviewing a potential business opportunity.

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

*  Filed with Registration Statement on Form SB-2, File No. 33-61892-FW (the Registration Statement)
   and incorporated by reference.
(b)	Reports of Form 8-K. None

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2001.

EMERGING GAMMA CORPORATION

By: BURT H. KEENAN Burt H. Keenan Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 14, 2001.
By:	BURT H. KEENAN Burt H. Keenan	Chairman of the Board and Director

By:	D. B. H. CHAFFE III D. B. H. Chaffe III	Director

By:	DANIEL B. KILLEEN Daniel B. Killeen	Director

By:	JERRY W. JARRELL Jerry W. Jarrell	Chief Financial Officer, Secretary and Director