Form 10KSB
period 2001-03-31
EMERGING GAMMA CORP
filed 2001-06-28
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2001

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _________

Commission file number 33-61890-FW

EMERGING GAMMA CORPORATION
(Exact name of small business issuer in its charter)

               DELAWARE                                                                      72-1234542
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

         220 Camp Street,
         New Orleans, Louisiana                                                                  70130
(Address of principal executive offices)                                                             (Zip Code)

Registrant's telephone number, including area code:              (504) 524-1801

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2001 was $300,000.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2001:

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

          The Company's proposed business is sometimes referred to as a "blind pool" because investors entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. The officers and directors of the Company have had limited experience in the proposed business of their respective Company. The Company has adopted a policy that all potential business opportunities will first be presented to Emerging Delta Corporation, a related company, until that corporation has entered into a definitive merger or acquisition agreement, and then to Emerging Gamma Corporation. As a result, until Emerging Delta Corporation has entered into a definite merger or acquisition agreement, the Company will be dormant and not expend significant funds. Although management believes that each company will be able to enter into a business opportunity, there can be no assurance as to how much time will elapse before a business opportunity is acquired.

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

          It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

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

          With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

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

          Section 3(a) of the Investment Company Act sets forth the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting, or trading in securities, or which does not engage in business of investing, owning, holding, or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash, or cash items). The Company intends to implement its business plan in a manner which will result in its falling outside the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will use its assets to search for, analyze, and acquire or participate in a business or opportunity by use of a method which does not involve the acquisition of investment securities as defined in the Investment Company Act.

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

Item 3.      LEGAL PROCEEDINGS

          Not Applicable.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

          The Company's Common Stock has not traded. As of March 31, 2001, there were 339 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future.

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATIONS

Selected Financial Information

          The following sets forth selected financial information as of March 31, 1997, 1998, 1999, 2000 and 2001 and is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.

Balance Sheet Data
	March 31, 1997 ________	March 31, 1998 ________	March 31, 1999 ________	March 31, 2000 ________	March 31, 2001 ________

Cash	$ 290,956	$ 295,864	$ 298,416	$ 301,812	$ 300,260
Organizational Costs...........	560	280	---	---	---
Total assets..........................	293,603	296,144	298,416	301,812	300,260
Total liabilities....................	1,050	1,347	1,800	2,700	1,500
Stockholders' Equity...........	292,553	294,797	296,616	299,112	298,760

          The Company was formed in 1993 and has not engaged in any operations other than organizational matters. The Company earned $15,950 in interest income during 1999, $16,150 in 2000 and $18,805 in 2001. The increase in interest income in 2001 was due to higher interest rates in 2001. Costs and expenses for the years ended March 31, 2001 and 2000 were $19,157 and $13,654 respectively. The increase in costs and expenses in 2001 was due to legal and travel expenses related to reviewing a potential business opportunity and increased bank investment fees and transfer agent fees over 2000. In January 1995, the Company engaged a director to provide consulting services to the Company at the rate of $1,250 per month, which was revised to $750 per month effective January 1, 1997. In fiscal 1997 the amount paid was $13,500, and in fiscal years 1998, 1999, 2000 and 2001 the annual amount paid was $9,000. The amount to be paid in fiscal 2002 is expected to be $9,000.

Item 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company required to be included in Item 7 are set forth in Financial Statements Index.

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

Name	Age	Office with the Company
Burt H. Keenan	62	Chairman of the Board and Director
D. B. H. Chaffe III	67	Director
Daniel B. Killeen	67	Secretary and Director
Jerry W. Jarrell	59	Treasurer and Director

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

          Burt H. Keenan has served as our Chairman of the Board and Chief Executive Officer since inception in February 1993. From August 1999 to September 2000, he was a non-executive Director of Independent Energy Holdings PLC. From April 1991 to August 1999, Mr. Keenan served as Executive Chairman of Independent Energy. In September 2000, Independent Energy became the subject of a receivership proceeding under U.K. law. Since 1987, he has been associated with Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, where he specializes in capital formation for emerging and middle market companies. From 1969 to 1986, Mr. Keenan was the founder, Chairman and CEO of Offshore Logistics, Inc., a public oil and gas service company operating a fleet of marine service vessels and helicopters worldwide. Mr. Keenan was a member of the National Advisory Council on Oceans and Atmosphere, a United States Presidential Commission, and of various industry associations. Mr. Keenan received Bachelors and Masters degrees in business administration from Tulane University.

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

          D. B. H. Chaffe III has been President and Chief Executive Officer of Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, since 1982. From 1981 to 1985, Mr. Chaffe was President, Chief Executive Officer and Treasurer of Becker & Associates, Inc., a marine contracting firm, following a leveraged buyout by Mr. Chaffe and two other individuals. From 1971 to 1981, he was Executive Vice President and Director of Howard, Weil, Labouisse, Friedrichs Incorporated and the head of corporate finance at this regional investment banking firm. From 1969 to 1971, he was a general partner of Howard, Weil, Labouisse, Friedrichs & Company. Prior to 1969 Mr. Chaffe was a registered representative and a principal of investment banking firms. He has served on advisory committees and has been a member of National Securities Associations and stock exchanges. Mr. Chaffe received a Bachelors degree in Engineering from Tulane University. Mr. Chaffe is a director of Telescan, Inc.

          Jerry W. Jarrell has served as our Treasurer since inception in February 1993. From May 1998 to September 2000, he was a non-executive Director of Independent Energy Holdings PLC. From April 1991 to May 1998, Mr. Jarrell was an Executive Director and Chief Financial Officer of Independent Energy. In September 2000, Independent Energy became the subject of a receivership proceeding under U.K. law. He served as Chief Financial Officer for the Woodson Companies, an oil field construction company, from 1977 to 1990. From 1971 to 1977, he was Secretary-Controller for Offshore Logistics. From 1966 to 1971, he was a Certified Public Accountant with Arthur Andersen and Company, and holds a B.S. degree in accounting from Louisiana Tech University.

Conflicts of Interest

          Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company. No officer, director or 5% greater stockholder of any Company is an officer, director or 5% or greater stockholder of any other blind pool/blank check company other than Emerging Delta Corporation.

          Upon presentation of a business opportunity to each Company's officers and directors, such persons may face a conflict of interest in determining which of the Companies will receive the business opportunity. The Companies have adopted a policy that all potential business opportunities will first be presented to Emerging Delta Corporation, until that corporation has entered into a definitive merger or acquisition agreement, and then to Emerging Gamma Corporation.

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

Indemnification

          The Delaware Supreme Court has held that directors' duty of care to a corporation and its stockholders requires the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware General Corporation Law permits a corporation through its certificate of incorporation to exonerate or indemnify its directors from personal liability to the corporation or its stockholders for monetary damages for breach of fiduciary duty of care as a director, with certain exceptions. The Company has adopted these exoneration and indemnification provisions in the Delaware General Corporation Law in its Certificate of Incorporation and bylaws. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends, and transaction from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder's right to seek nonmonetary, equitable remedies such as an injunction or recision to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations, and there may be instances in which no effective remedy is available.

          The extent to which the indemnification provisions of the Delaware General Corporation Law and the Company's Certificate of Incorporation and bylaws provide indemnification to officers and directors for violations of the federal securities laws has not been settled by court precedent. The Company understands that, in the position of the Securities and Exchange Commission, such indemnification is against public policy and is unenforceable.

Item 10.      EXECUTIVE COMPENSATION

          No compensation has been paid or accrued to any officer or director of the Company to date. Each officer and director may be paid on an hourly basis for actual hours devoted to the Company's business, and will be reimbursed for his actual out-of-pocket expenses for telephone, reproduction, travel, and miscellaneous items. No hourly compensation has been determined as of the date of this Report, and any hourly compensation will be determined by the Company's board of directors based on its opinion of the value of such services, and will not be based on current compensation levels for employment outside of the Company or other such measurements. The terms of such compensation will not be determined in arm's length negotiation. The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers and directors, and does not contemplate implementing any such plan at this time.

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

          The Company has granted a total of 4,300 options to purchase Common Stock under its 1993 Stock Option Plan, as follows: Burt H. Keenan, 2,600 shares; D.B.H. Chaffe, III, 1,200 shares; and Daniel B. Killeen, 500 shares. The options are exercisable at $15.00 per share at any time until December 31, 2001. On February 15, 1994 the Company issued Jerry W. Jarrell options to purchase 2,000 shares at $12.00 per share at any time until December 31, 2001. (See "Stock Option Plan.")

Office Use

          The Company currently shares a portion of approximately 3900 square feet of office space at 220 Camp Street, New Orleans, Louisiana 70130 with Chaffe & Associates, Inc., an affiliate of the Company. There is no charge for said space. The Company believes that such space will be adequate to conduct its affairs until such time as a business opportunity is selected.

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT

          The following table sets forth, as of March 31, 2001, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

Name	Number of Shares of Common Stock Beneficially Owned	Percent

Burt H. Keenan(1)	11,350	26%
D. B. H. Chaffe III(2)	4,320	9.9
Daniel B. Killeen(3)	760	1.7
Jerry W. Jarrell(4)	2,125	4.9
All Officers and Directors as a Group: (4 persons)(5)	18,555	42.5

________________________

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

          The Company has an oral agreement with Chaffe & Associates, Inc. ("C & A"), a firm affiliated with two of its officers and directors, to perform certain services after the closing of the offering. Secretarial services will be charged at $20 per hour, and the services of staff analysts will be charged to rates ranging from $60 to $100 per hour. The total amount of charges payable in any month cannot be estimated at this time and depend upon the complexity of any opportunity investigated. The Company has adopted a policy not to compensate C & A for any services (other than secretarial services) in connection with a transaction between any Company and an existing C & A client. C & A's services (other than secretarial services) will not be engaged by any Company until after a letter of intent is being negotiated between a Company and the potential acquisition candidate. Since Messrs. Chaffe and Keenan are officers and directors of each Company, and, respectively, the principal stockholder and an associate of C & A, any consulting fees paid to C & A can be expected to indirectly benefit Messrs. Chaffe and Keenan.

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

          C & A may be the source for a business opportunity submitted to the Company. Although no present clients of C & A have been identified as possible acquisition candidates, it is possible that a client of C & A will enter into a business acquisition with the Company. Although C & A will not receive any compensation in connection with any acquisition, the officers and directors of the Company may face a conflict of interest in any transaction effected with a C & A client. See "Conflicts of Interest." C & A has not entered into any contract or agreement with any private company to obtain a merger or acquisition with a blind pool/blank check company such as the Companies.

          Through March 31, 1995, the Company did not pay any amounts to C & A. In fiscal 1996 and 1997 the amounts paid were $3,481 and $208, respectively and no amounts were paid in 1999, 2000 and 2001. The Company does not anticipate paying additional amounts to C & A until an acquisition is identified.

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

          In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 4,300 shares are issuable under options granted to officers and directors at $15.00 per share, and 2,000 shares as issuable under options granted to a director of $12.00 per share, all exercisable until December 31, 2001. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder. Currently, each Company's Certificate of Incorporation authorizes the issuance of only 200,000 shares of Common Stock, but the shareholders and Board of Directors have approved an increase to up to 20,000,000 shares of Common Stock.

          There being no ready market for the Company's common stock, the Board of Directors calculates the fair market value from time to time based on the original purchase price earnings multiple applied to the trailing 12 months' earnings, adjusted for certain fixed charges and discounts for limited marketability and other factors. The options issued under the 1993 Plan are non-transferable.

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
Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits. The following exhibits of the Company are included herein.
	3.	Certificate of Incorporation and Bylaws
		3.1	Restated Certificate of Incorporation*
		3.2	Bylaws*
		3.3	Proposed Certificate of Amendment to the Restated Certificate of Incorporation*
	10.	Material Contracts
		10.1	1993 Stock Option Plan*
		10.2	Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details*

	(b)	Reports on Form 8-K. Not Applicable.

*	Filed in original registration statement on Form SB-2, File No. 33-61890-FW (the "Registration Statement") and incorporated herein by reference.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Emerging Gamma Corporation:

          We have audited the accompanying balance sheet of Emerging Gamma Corporation (a Delaware corporation) as of March 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Gamma Corporation as of March 31, 2001, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

New Orleans, Louisiana, May 10, 2001

EMERGING GAMMA CORPORATION

BALANCE SHEET

MARCH 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$300,260

Total assets	$300,260

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,500

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares
subscribed, issued or outstanding	-
Common stock, $1.00 par value; 20,000,000 shares authorized; 43,600
issued and outstanding	43,600
Additional paid-in capital	252,231
Retained earnings	2,929

Total stockholders' equity	298,760

Total liabilities and stockholders' equity	$300,260

The accompanying notes are an integral part of this financial statement.

EMERGING GAMMA CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2001 AND 2000
	2001	2000
INTEREST INCOME	$18,805	$16,150

COSTS AND EXPENSES	$(19,157)	$(13,654)

NET INCOME (LOSS) BEFORE TAX PROVISION	$(352)	$2,496

TAX PROVISION	$-	$-

NET INCOME (LOSS)	$(352) ======	$2,496 ======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(.01) ======	$.06 ======

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
SHARES OUTSTANDING	$43,600 ======	$43,600 ======

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total

BALANCE - March 31, 1999	43,600	$43,600	$252,231	$785	$296,616

NET INCOME	-	-	-	2,496	2,496

BALANCE - March 31, 2000	43,600	43,600	252,231	3,281	299,112

NET LOSS	-	-	-	(352)	(352)

BALANCE - March 31, 2001	43,600 =======	$43,600 =====	$252,231 ======	$2,929 ====	$298,760 =====

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(352)	$2,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities- Increase (decrease) in accounts payable	(1,200)	900

Net cash provided by (used in) operating activities	(1,552)	3,396

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,552)	3,396

CASH AND CASH EQUIVALENTS - beginning of year	301,812	298,416

CASH AND CASH EQUIVALENTS - end of year	$300,260 =====	$301,812 ======

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2001 AND 2001

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

          The Company's proposed business is sometimes referred to as a "blind pool" because investors entrust their investment monies to the Company's management before they have a chance to authorize any ultimate use to which their money may be directed. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity.

2.      SIGNIFICANT ACCOUNTING POLICIES:

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2001, all cash was invested in a money market account.

          The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carryforwards, and tax credit carryforwards, net of a "valuation allowance". The valuation allowance is provided for that portion of the asset, for which it is deemed more likely than not, that it will not be realized.

          There are no temporary differences between financial reporting and tax basis of assets and liabilities. Prior to 1998 the Company had incurred a cumulative loss from operations since inception. Therefore, a valuation allowance was provided against the deferred tax asset resulting from the net operating loss (NOL) carryforward. In 2000 this valuation allowance was reduced in an amount equivalent to the NOL utilization, and therefore no tax provision was recorded. No benefit was provided for the net loss incurred in 2001. The net operating loss carryforward at March 31, 2001 was approximately $1,100, approximately $800 of which is available to offset future taxable income over the next 10 years.

          The company accounts for stock options is accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation expense is recognized upon grant. The fair value and other pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", have not been included in the financial statements as such disclosures are not considered material to the financial statements.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

3.      RELATED PARTY TRANSACTIONS:

          Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During 2001 and 2000, a consulting fee of $750 per month was paid to the Company's Treasurer.

4.      STOCK OPTION PLAN:

          The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 84% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options (110% if the optionee holds 10% or more of the Company's common stock). During 1993 the Company granted options to current stockholders to purchase 4,300 shares of common stock at $15 per share. During 1994, the Company granted options to a consultant to purchase 2,000 shares of common stock at $12 per share. All of the options are currently exercisable and expire on December 31, 2001. All options were excluded from the computation of diluted earnings per share because they were antidilutive.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2001.

EMERGING GAMMA CORPORATION
By:	/s/ Burt H. Keenan Burt H. Keenan Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 28, 2001.
By:	/s/ Burt H. Keenan Burt H. Keenan	Chairman of the Board and Director
By:	/s/ D.B.H. Chaffe III D.B.H. Chaffe III	Director
By:	/s/ Daniel B. Killeen Daniel B. Killeen	Secretary and Director
By:	/s/ Jerry W. Jarrell Jerry W. Jarrell	Treasurer and Director