Form 10QSB
period 2001-06-30
EMERGING GAMMA CORP
filed 2001-08-14
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.
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

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2001:

Common Stock, $1.00 Par Value - 43,600 shares

EMERGING GAMMA CORPORATION

Index to Form 10-Q

Part I.  FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets as of June 30, 2001 and March 31, 2001
Statements of Operations for the Three Months Ended June 30, 2001 and 2000
Statements of Cash Flows for the Three Months Ended June 30, 2001 and 2000
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

PART 1.  FINANCIAL STATEMENTS
Item 1. Financial Statements

EMERGING GAMMA CORPORATION

BALANCE SHEETS

ASSETS
	June 30, 2001 (Unaudited)	March 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$298,440	$300,260
Total Assets	$298,440 ======	$300,260 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,500	$1,500
Stockholders' Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares subscribed, issued and outstanding	$--	$--
Common Stock, $1.00 par value; 20,000,000 shares authorized; 43,600 shares issued and outstanding	43,600	43,600
Additional Paid-in Capital	252,231	252,231
Retained Earnings	1,109	2,929
Total Stockholders' Equity	296,940	298,760
Total Liabilities and Stockholders' Equity	$298,440 ======	$300,260 ======

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended June 30, 2001	For the Three Months Ended June 30, 2000

INTEREST INCOME	$2,471	$4,702

COSTS AND EXPENSES	(4,291)	(3,976)

INCOME (LOSS) BEFORE TAX PROVISION	(1,820)	726

TAX PROVISION	--	--

NET INCOME (LOSS)	$(1,820) =====	$726 =====
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.04) =====	$0.02 =====
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED SHARES OUTSTANDING	43,600 =====	43,600 =====

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended June 30, 2001	For the Three Months Ended June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,820)	$726
Adjustments to reconcile net income to net cash used by operating activities:
Decrease (increase) in interest receivable	--	(2,250)

CASH USED BY OPERATING ACTIVITIES	(1,820)	(1,524)

DECREASE IN CASH	(1,820)	(1,524)

CASH AND CASH EQUIVALENTS - BEGINNING	300,260	301,812

CASH AND CASH EQUIVALENTS - ENDING	$298,440 ======	$300,288 ======

The accompanying notes are and integral part of these financial statements.

EMERGING GAMMA CORPORATION

NOTES TO FINANCIAL STATEMENTS
(All information as of June 30, 2001 and 2000 is unaudited)

1.   DESCRIPTION OF ORGANIZATION:

Emerging Gamma Corporation (the "Company") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, one similar company, managed by the same officers and directors, is engaged in the same business. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. An affiliate of a director is expected to be the source for most business opportunities submitted to the Company. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative.

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

2.   SIGNIFICANT ACCOUNTING POLICIES:

The financial statements for the three months ended June 30, 2001 and 2000 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2001, the results of operations for the three months ended June 30, 2001 and 2000 and the cash flows for the three months ended June 30, 2001 and 2000.

The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2002.

3.   RELATED PARTY TRANSACTIONS:

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During the quarters ended June 30, 2001 and 2000, a consulting fee of $750 per month was paid to the Company's Treasurer.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company has commenced no operations and has no activities. Interest income for the three months ended June 30, 2001 and 2000 was $2,471 and $4,702 respectively. The decrease in interest income in 2001 is due to lower interest rates compared to 2000. Costs and expenses for the three months ended June 30, 2001 and 2000 was $4,291 and $3,976 respectively. The costs and expenses for the three months ended June 30, 2001 and 2000 each include the annual bank investment fee of $1,250 that was fully expensed in these periods. Costs and expenses for the remaining nine months of the year will not have this expense.

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.

EMERGING GAMMA CORPORATION

By: /S/ BURT H. KEENAN Burt H. Keenan Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 14, 2001.
By:	/S/ BURT H. KEENAN Burt H. Keenan	Chairman of the Board and Director

By:	/S/ D. B. H. CHAFFE III D. B. H. Chaffe III	Director

By:	/S/ DANIEL B. KILLEEN Daniel B. Killeen	Director

By:	/S/ JERRY W. JARRELL Jerry W. Jarrell	Chief Financial Officer, Secretary and Director