Form 10QSB
period 2001-09-30
EMERGING GAMMA CORP
filed 2001-11-09
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to ___________________.
Commission file number: 33-61890-FW

EMERGING GAMMA CORPORATION
(Exact name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	72-1235451 (I.R.S. Employer Identification No.)
220 Camp Street, New Orleans, Louisiana (Address of principal executive offices)	70130 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]
The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2001:
Common Stock, $1.00 Par Value -- 43,600 shares

EMERGING GAMMA CORPORATION

Index to Form 10-Q

Part I.  FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets as of September 30, 2001 and March 31, 2001
Statements of Operations for the Six and Three Months Ended September 30, 2001 and 2000
Statements of Cash Flows for the Six Months Ended September 30, 2001 and 2000
Notes to the Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

PART I.  FINANCIAL STATEMENTS
Item 1. Financial Statements

EMERGING GAMMA CORPORATION

BALANCE SHEETS

ASSETS
	September 30, 2001	March 31, 2001
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 296,891	$ 300,260
Interest receivable	666	---
Total Assets	$ 297,557	$ 300,260
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	---	$ 1,500
STOCKHOLDERS' EQUITY:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; No shares subscribed, issued and outstanding	$ ---	$ ---
Common Stock, $1.00 par value; 20,000,000 shares authorized; 43,600 shares issued and outstanding	43,600	43,600
Additional Paid-in Capital	252,231	252,231
Retained Earnings	1,726	2,929
Total Stockholders' Equity	297,557	298,760
Total Liabilities and Stockholders' Equity	$ 297,557	$ 300,260
	==========	=========

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)
	For the Six Months Ended September 30, 2001	For the Six Months Ended September 30, 2000	For the Three Months Ended September 30, 2001	For the Three Months Ended September 30, 2000
INTEREST INCOME	$ 6,118	$ 9,529	$ 3,647	$ 4,827
COSTS AND EXPENSES	(7,321)	(6,845)	(3,030)	(2,869)
INCOME (LOSS) BEFORE TAX PROVISION	(1,203)	2,684	617	1,958
TAX PROVISION	---	---	---	---
NET INCOME (LOSS)	$ (1,203)	$ 2,684	$ 617	$ 1,958
	=========	=========	=========	=========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$ (0.03)	$ 0.06	$ 0.01	$ 0.04
	=========	=========	=========	=========
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED SHARES OUTSTANDING	43,600	43,600	43,600	43,600
	=========	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended September 30, 2001	For the Six Months Ended September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (1,203)	$ 2,684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase (decrease) in accounts payable	(1,500)	(2,400)
Decrease (increase) in interest receivable	(666)	(112)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,369)	172
INCREASE (DECREASE) IN CASH	(3,369)	172
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD	300,260	301,812
CASH AND CASH EQUIVALENTS -- END OF PERIOD	$ 296,891	$ 301,984
	=========	========

The accompanying notes are and integral part of these financial statements.

EMERGING GAMMA CORPORATION

NOTES TO FINANCIAL STATEMENTS
(All information as of September 30, 2001 and 2000 is unaudited)

1. DESCRIPTION OF ORGANIZATION:

Emerging Gamma Corporation (the "Company") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, one similar company, managed by the same officers and directors, is engaged in the same business. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. An affiliate of a director is expected to be the source for most business opportunities submitted to the Company. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative.The Company's proposed business is sometimes referred to as a "blind pool" because investors entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be directed. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity.

2. SIGNIFICANT ACCOUNTING POLICIES:

The financial statements as of September 30, 2001 and for the six and three months ended September 30, 2001 and 2000 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2001, the results of operations for the six and three months ended September 30, 2001 and 2000 and the cash flows for the six months ended September 30, 2001 and 2000.

The results of operations for the six months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2002.

3. RELATED PARTY TRANSACTIONS:

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the respective periods ended September 30, 2001 and 2000, a consulting fee of $750 per month was paid to the Company's Treasurer.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company has commenced no operations and has no activities. Interest income for the six and three months ended September 30, 2001 was $6,118 and $3,647 respectively compared to the six and three months ended September 30, 2000 of $9,529 and $4,827 respectively. The decrease in interest income in 2001 is due to lower interest rates compared to 2000. Costs and expenses for the six and three months ended September 30, 2001 was $7,321 and $3,030 respectively compared to the six and three months ended September 30, 2000 of $6,845 and $2,869 respectively. The costs and expenses for the six months ended September 30, 2001 and 2000 each include the annual bank investment fee of $1,250 that was fully expensed in these periods.

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

          (b)     Reports of Form 8-K.

                    None

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2001.

EMERGING GAMMA CORPORATION

By: /S/ BURT H. KEENAN
Burt H. Keenan
Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 9, 2001.
By:	/S/ BURT H. KEENAN	Chairman of the Board and Director
Burt H. Keenan
By:	/S/ D. B. H. CHAFFE III	Director
D. B. H. Chaffe III
By:	/S/ DANIEL B. KILLEEN	Director
Daniel B. Killeen
By:	/S/ JERRY W. JARRELL	Chief Financial Officer, Secretary and Director
Jerry W. Jarrell