Form 10QSB
period 2001-12-31
EMERGING GAMMA CORP
filed 2002-02-12
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to ___________________.
Commission file number: 33-61890-FW

EMERGING GAMMA CORPORATION
(Exact name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	72-1235451 (I.R.S. Employer Identification No.)
220 Camp Street, New Orleans, Louisiana (Address of principal executive offices)	70130 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES /X/	NO / /

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2001:

Common Stock, $1.00 Par Value - 43,600 shares

EMERGING GAMMA CORPORATION

Index to Form 10-Q

Part I.  FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets as of December 31, 2001 and March 31, 2001
Statements of Operations for the Nine and Three Months Ended December 31, 2001 and 2000
Statements of Cash Flows for the Nine Months Ended December 31, 2001 and 2000
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

PART I.  FINANCIAL STATEMENTS
Item 1.  Financial Statements

EMERGING GAMMA CORPORATION

BALANCE SHEETS
ASSETS
	December 31, 2001 (unaudited)	March 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$ 295,973	$ 300,260
Interest receivable	208 ------------	--- ------------
Total Assets	$ 296,181 =======	$ 300,260 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 750	$ 1,500
STOCKHOLDERS' EQUITY:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; No shares subscribed, issued and outstanding	$ ---	$ ---
Common Stock, $1.00 par value; 20,000,000 shares authorized; 43,600 shares issued and outstanding	43,600	43,600
Additional Paid-in Capital	252,231	252,231
Retained Earnings	(400) ------------	2,929 ------------
Total Stockholders' Equity	295,431 ------------	298,760 ------------
Total Liabilities and Stockholders' Equity	$ 296,181 =======	$ 300,260 =======

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended December 31, 2001	For the Nine Months Ended December 31, 2000	For the Three Months Ended December 31, 2001	For the Three Months Ended December 31, 2000
INTEREST INCOME	$ 7,772	$ 14,682	$ 1,654	$ 5,153
COSTS AND EXPENSES	(11,101) ------------	(11,777) -----------	(3,780) -----------	(4,932) -----------
INCOME (LOSS) BEFORE TAX PROVISION	(3,329)	2,905	(2,126)	221
TAX PROVISION	--- ------------	--- -----------	--- -----------	--- -----------
NET INCOME (LOSS)	$ (3,329) =======	$ 2,905 =======	$ (2,126) =======	$ 221 =======
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$ (0.08) =======	$ 0.07 =======	$ (0.05) =======	$ 0.01 =======
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED SHARES OUTSTANDING	43,600 =======	43,600 =======	43,600 =======	43,600 =======

The accompanying notes are an integral part of these financial statements.

EMERGING GAMMA CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)
	For the Nine Months Ended December 31, 2001	For the Nine Months Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (3,329)	$ 2,905
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase (decrease) in accounts payable	(750)	(1,400)
Decrease (increase) in interest receivable	(208) ------------	(1,701) ------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,287) ------------	(196) ------------
INCREASE (DECREASE) IN CASH	(4,287)	(196)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	300,260 ------------	301,812 ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD	$295,973 =======	$ 301,616 =======

The accompanying notes are and integral part of these financial statements.

EMERGING GAMMA CORPORATION

NOTES TO FINANCIAL STATEMENTS
(All information as of December 31, 2001 and 2000 is unaudited)

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

2.   SIGNIFICANT ACCOUNTING POLICIES:

The financial statements as of December 31, 2001 and for the nine and three months ended December 31, 2001 and 2000 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2001, the results of operations for the nine and three months ended December 31, 2001 and 2000 and the cash flows for the nine months ended December 31, 2001 and 2000.

The results of operations for the nine months ended December 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2002.

3.   RELATED PARTY TRANSACTIONS:

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the respective periods ended December 31, 2001 and 2000, a consulting fee of $750 per month was paid to the Company's Treasurer.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company has commenced no operations and has no activities. Interest income for the nine and three months ended December 31, 2001 was $7,772 and $1,654 respectively compared to the nine and three months ended December 31, 2000 of $14,682 and $5,153 respectively. The decrease in interest income in 2001 was due to lower interest rates compared to 2000. Costs and expenses for the nine and three months ended December 31, 2001 was $11,101 and $3,780 respectively compared to the nine and three months ended December 31, 2000 of $11,777 and $4,932, respectively.

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

PART II.   OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS None
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS None
Item 3.	DEFAULTS UPON SENIOR SECURITIES None
Item 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS None
Item 5.	OTHER INFORMATION None
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits.
	3.	Certificate of Incorporation and Bylaws
		*3.1	Restated Certificate of Incorporation
		*3.2	Bylaws
		*3.3	Proposed Certificate of Amendment to the Restated Certificate of Incorporation
	10.	Material Contracts
		*10.1	1993 Stock Option Plan
		*10.2	Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details

 * Filed with Registration Statement on Form SB-2, File No. 33-61892-FW (the Registration Statement)
   and incorporated by reference.
(b)	Reports on Form 8-K. None

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2002.

EMERGING GAMMA CORPORATION

By: /S/ BURT H. KEENAN ____________________________________ Burt H. Keenan Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 11, 2002.
By:	/S/ BURT H. KEENAN ______________________________ Burt H. Keenan	Chairman of the Board and Director (Principal Financial and Accounting Officer)

By:	/S/ D. B. H. CHAFFE III ______________________________ D. B. H. Chaffe III	Director

By:	/S/ DANIEL B. KILLEEN ______________________________ Daniel B. Killeen	Director

By:	/S/ JERRY W. JARRELL ______________________________ Jerry W. Jarrell	Chief Financial Officer, Secretary and Director