Form 10KSB
period 2002-03-31
EMERGING GAMMA CORP
filed 2002-06-18
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended March 31, 2002
                          --------------

[ ]     Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
Exchange Act of 1934

For the transition period from                          to
                               ----------------------    -----------------------

Commission file number 33-61890-FW
                       -----------

                           EMERGING GAMMA CORPORATION
              (Exact name of small business issuer in its charter)

           DELAWARE                                       72-1235452
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

          220 Camp Street,
          New Orleans, Louisiana                                  70130
--------------------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:     (504) 524-1801
                                                    -----------------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                           ----------------

Securities registered pursuant to Section 12(g) of the Act:      None
                                                           -----------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X    NO
                                -----     -----

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2002 was $300,000.

          The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2002:

Common Stock, $1.00 Par Value - 43,600 shares
---------------------------------------------

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

          The Company's proposed business is sometimes referred to as a "blind pool" because investors entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. The officers and directors of the Company have had limited experience in the proposed business of their respective Company. The Company has adopted a policy that all potential business opportunities will first be presented to Emerging Delta Corporation, until that corporation has entered into a definitive merger or acquisition agreement, and then to Emerging Gamma Corporation. As a result, until Emerging Delta Corporation has entered into a definite merger or acquisition agreement, the remaining company will be dormant and not expend significant funds. Although management believes that each Company will be able to enter into a business opportunity, there can be no assurance as to how much time will elapse before a business opportunity is acquired.

          Management anticipates that it may be able to participate in only one or two potential business ventures, due primarily to the Company's limited financing. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

          Currently, NASDAQ's quantitative listing requirements are 300 shareholders, tangible net worth of at least $5,000,000, market capitalization of at least $50,000,000, and a trading price of at least $4.00 per share. There can be no assurance that management will be able to locate a business opportunity which meets NASDAQ's quantitative criteria nor that the Company's Common Stock will meet NASDAQ's qualitative criteria for listing.

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

Item 3.   LEGAL PROCEEDINGS

          Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

                                     PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock has not traded. As of March 31, 2002, there were 339 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          Selected Financial Information

          The following sets forth selected financial information as of March 31, 1998, 1999, 2000, 2001 and 2002and is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.


Balance Sheet Data

                                      March 31,     March 31,     March 31,     March 31,     March 31,
                                        1998          1999          2000          2001          2002
                                      ---------     ---------     ---------     --------      ---------

Cash                                  $  295,864    $  298,416    $  301,812    $  300,260    $  293,643
Organizational Costs..............           280         ---           ---           ---          ---
Total Assets......................       296,144       298,416       301,812       300,260       293,643
Total Liabilities.................         1,347         1,800         2,700         1,500         1,500
Stockholders' Equity..............       294,797       296,616       299,112       298,760       292,143


          The Company was formed in 1993 and has not engaged in any operations other than organizational matters. The Company earned $8,949 in interest income during 2002 and $18,805 in 2001. The decrease in interest income in 2002 was due to lower interest rates. Costs and expenses for the years ended March 31, 2002 and 2001 were $15,566 and $19,157 respectively. The decrease in costs and expenses in 2002 was due to 2001 including legal expenses related to reviewing a potential business opportunity; we did not incur similar expenses in 2002. The Company engages a director to serve as chief financial officer at the rate of $750 per month. In fiscal years 1998 through 2002 the annual amount paid was $9,000. The amount to be paid in fiscal 2003 is expected to be $9,000.

          The Company recognized net losses of $6,617 in 2002 and $352 in 2001. Given the current low interest rate environment, the Company expects to incur additional losses, at least for the near term, until such time that market interest rates rise to a level that are adequate to generate sufficient interest income to cover the Company's current level of operating costs.

          The Company currently has no significant commitments to which it is contractually bound.

IMPORTANT FACTORS RELATING OT FOWARD-LOOKING STATEMENTS

          In connection with foward-looking statements contained in this Form 10-KSB and those that may be made in the future by or on behalf of the Company which are identified as foward-looking by such words as "believes", "intends" or words of a similar nature, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-KSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will be realized or the actual results will be not be significantly higher or lower. These forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-KSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. The inclusion of the forward-lookng statements contained in this Form 10-KSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-KSB will be achieved. In light of the foregoing, readers of this Form 10-KSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

Name                             Age           Office with the Company
------------------              ------         ------------------------
Burt H. Keenan                   63            Chairman of the Board of Director

D. B. H. Chaffe III              68            Director

Daniel B. Killeen                68            Director

Jerry W. Jarrell                 60            Treasurer, Secretary and Director

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

          Jerry W. Jarrell has served as our Chief Financial Officer and Treasurer since inception in February 1993. From May 1998 to September 2000, he was a non-executive Director of Independent Energy Holdings PLC. From April 1991 to May 1998, Mr. Jarrell was an Executive Director and Chief Financial Officer of Independent Energy. In September 2000, Independent Energy became the subject of a receivership proceeding under U.K. law. He served as Chief Financial Officer for the Woodson Companies, an oil field construction company, from 1977 to 1990. From 1971 to 1977, he was Secretary-Controller for Offshore Logistics. From 1966 to 1971, he was a Certified Public Accountant with Arthur Andersen and Company, and holds a B.S. degree in accounting from Louisiana Tech University.

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

          The Company has granted a total of 4,300 options to purchase Common Stock under its 1993 Stock Option Plan, as follows: Burt H. Keenan, 2,600 shares; D.B.H. Chaffe, III, 1,200 shares; and Daniel B. Killeen, 500 shares. The options are exercisable at $15.00 per share at any time until December 31, 2002. On February 15, 1994 the Company issued Jerry W. Jarrell options to purchase 2,000 shares at $12.00 per share at any time until December 31, 2002. (See "Stock Option Plan.")

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of March 31, 2002, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                                Number of Shares
                                of Common Stock
                                  Beneficially

      Name                       Owned                  Percent
--------------------           ---------              -----------
Burt H.  Keenan(1)              11,170                  24.2%
D. B. H. Chaffe III(2)           4,320                   9.6%
Daniel B. Killeen(3)               760                   1.7%
Jerry W. Jarrell(4)              2,125                   4.7%
All Officers and
Directors as a Group:
(4 persons)(5)                  18,375                  37.0%
----------
(1) Includes Shares issuable upon exercise of options to purchase 2,600 shares of Common Stock.
(2) Includes Shares issuable upon exercise of options to purchase 1,200 shares of Common Stock.
(3) Includes Shares issuable upon exercise of options to purchase 500 shares of Common Stock.
(4) Includes Shares issuable upon exercise of options to purchase 2,000 shares of Common Stock.
(5)     Includes Shares issuable as set forth in Notes 1, 2, 3 and 4 above.


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

          Through March 31, 1995, the Company did not pay any amounts to C & A. In fiscal 1996 and 1997 the amounts paid were $3,481 and $208, respectively and no amounts were paid in 1999, 2000, 2001 or 2002. The Company does not anticipate paying additional amounts to C & A until an acquisition is identified.

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

          In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 4,300 shares are issuable under options granted to officers and directors at $15.00 per share, and 2,000 shares as issuable under options granted to a director of $12.00 per share, all exercisable until December 31, 2002. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder. Currently, each Company's Certificate of Incorporation authorizes the issuance of only 200,000 shares of Common Stock, but the shareholders and Board of Directors have approved an increase to up to 20,000,000 shares of Common Stock.

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

         (a) Exhibits.The following exhibits of the Company are included herein.

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

          (b) Reports on Form 8-K.
              Not Applicable.

          **99.1 Letter regarding receipt of certain representations from Arthur
                 Anderson   LLP   concerning   that   firm's   compliance   with
                 professional auditing standards.

------------------

       *Filed in original registration statement on Form SB-2, File No. 33-61890-FW (the "Registration Statement") and incorporated by reference.

       **Filed herewith

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 18, 2002.

                                             EMERGING GAMMA CORPORATION


                                             By: /s/ Burt H. Keenan
                                                --------------------------------
                                                Burt H. Keenan
                                                Chairman

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 18, 2002.


By:      /s/ Burt H. Keenan
        --------------------------       Chairman of the Board and Director
        Burt H. Keenan


By:     /s/ D. B. H. Chaffe III
        --------------------------       Director
        D. B. H. Chaffe III


By:     /s/ Daniel B. Killeen
        --------------------------       Director
        Daniel B. Killeen


By:     /s/ Jerry W. Jarrell
        --------------------------       Chief Financial Officer, Secretary and
        Jerry W. Jarrell                 Director
                                        (Principal Financial and Accounting
                                         Officer)

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------



                                                                            PAGE

Report of Independent Public Accountants                                     F-2

Balance Sheet as of March 31, 2002                                           F-3

Statements of Operations for the Years Ended March 31, 2002 and 2001         F-4

Statements of Stockholders' Equity for the Years
Ended March 31, 2002 and 2001                                                F-5

Statements of Cash Flows for the Years Ended March 31, 2002 and 2001         F-6

Notes to Financial Statements                                                F-7