Form 10QSB
period 2002-12-31
EMERGING GAMMA CORP
filed 2003-02-14
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                       Commission file number: 33-61890-FW


                           EMERGING GAMMA CORPORATION
              (Exact name of small business issuer in its charter)

                 DELAWARE                                         72-1235451
      (State or other jurisdiction of                          (I.R.S. Employer
      Incorporation or organization)                         Identification No.)

4424 Gaines Ranch Loop #415, Austin, Texas                          78735
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

                  YES  /X/                              NO  / /

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2002:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING GAMMA CORPORATION

                               Index to Form 10-Q

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page
                                                                            ----

         Balance Sheets as of December 31, 2002 and March 31, 2002            2

         Statements of Operations for the Three and Nine Months Ended
             December 31, 2002 and 2001                                       3

         Statements of Cash Flows for the Nine Months Ended
             December 31, 2002 and 2001                                       4

         Notes to the Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        6

Item 3.  Controls and Procedures                                              7

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    8

Item 2.  Changes in Securities and Use of Proceeds                            8

Item 3.  Defaults Upon Senior Securities                                      8

Item 4.  Submission of Matters to a Vote of Security Holders                  8

Item 5.  Other Information                                                    8

Item 6.  Exhibits and Reports on Form 8-K                                     9

Signatures                                                                   10


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING GAMMA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                    December 31,      March 31,
                                                                         2002            2002
                                                                    ------------    ------------
                                                                                      (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                        $    279,922    $    293,643
                                                                    ------------    ------------

Total Assets                                                        $    279,922    $    293,643
                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                           $      1,500    $      1,500

STOCKHOLDERS' EQUITY:
   Preferred Stock, $1.00 par value; 2,000,000 shares authorized;
     no shares subscribed, issued and outstanding                           --              --
   Common Stock, $1.00 par value; 20,000,000 shares authorized;
     43,600 shares issued and outstanding                                 43,600          43,600
   Additional Paid-in Capital                                            252,231         252,231
   Accumulated Deficit                                                   (17,409)         (3,688)
                                                                    ------------    ------------

Total Stockholders' Equity                                               278,422         292,143
                                                                    ------------    ------------

Total Liabilities and Stockholders' Equity                          $    279,922    $    293,643
                                                                    ============    ============


































   The accompanying notes are an integral part of these financial statements.


                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                      Three Months Ended      Nine Months Ended
                                         December 31,            December 31,
                                     --------------------    --------------------
                                       2002        2001        2002        2001
                                     --------    --------    --------    --------

INTEREST INCOME                      $  1,118    $  1,654    $  3,248    $  7,772

COSTS AND EXPENSES                     (9,732)     (3,780)    (16,969)    (11,101)
                                     --------    --------    --------    --------

LOSS BEFORE TAX PROVISION              (8,614)     (2,126)    (13,721)     (3,329)

TAX PROVISION                            --          --          --          --
                                     --------    --------    --------    --------

NET LOSS                             $ (8,614)   $ (2,126)   $(13,721)   $ (3,329)
                                     ========    ========    ========    ========

BASIC AND DILUTED LOSS
   PER SHARE                         $   0.20)   $  (0.05)   $  (0.31)   $  (0.08)
                                     ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF BASIC
   AND  DILUTED SHARES OUTSTANDING     43,600      43,600      43,600      43,600
                                     ========    ========    ========    ========




















   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine Months Ended
                                                              December 31,
                                                         ----------------------
                                                           2002         2001
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $ (13,721)   $  (3,329)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Increase (decrease) in accounts payable                --           (750)
       Decrease (increase) in interest receivable             --           (208)
                                                         ---------    ---------

CASH USED IN OPERATING ACTIVITIES                          (13,721)      (4,287)
                                                         ---------    ---------

DECREASE IN CASH                                           (13,721)      (4,287)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            293,643      300,260
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $ 279,922    $ 295,973
                                                         =========    =========



























   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.       DESCRIPTION OF ORGANIZATION:
         ---------------------------

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002.

General Business and Nature of Operations
-----------------------------------------

Emerging Gamma Corporation (the "Company" OR "Gamma") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, one similar company, managed by the same officers and directors, is engaged in the same business. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative.

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

2.       SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------

The financial statements as of December 31, 2002 and for the three and nine months ended December 31, 2002 and 2001 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2002, the results of operations for the three and nine months ended December 31, 2002 and 2001 and the cash flows for the nine months ended December 31, 2002 and 2001.

3.       RELATED PARTY TRANSACTIONS:
         --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the respective periods ended December 31, 2002 and 2001, a consulting fee of $750 per month was paid to the Company's Treasurer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You must read the following discussion of the plan of the operations and financial condition of the Company in conjunction with its financial statements, including the notes, included in this Form 10-QSB filing. The Company's historical results are not necessarily an indication of trends in operating results for any future period.

Overview

The Company was incorporated in 1993 for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. The Company's proposed business is sometimes referred to as a "blind pool" because investors entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be directed. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity.

The Company's current focus is on seeking out business opportunities. The Company has created a web site, found at www.cleanpublicshellco.com, to assist in finding business opportunities. The Company has begun the process of contacting potential referral sources with respect to potential acquistions.

Results of Operations

Three and Nine Month  Periods  Ended  December 31, 2002 compared to December 31,
2001

         The Company has commenced no operations and has no activities. Interest income for the three and nine months ended December 31, 2002 was $1,118 and $3,248 respectively compared to the three and nine months ended December 31, 2001 of $1,654 and $7,772 respectively. The decrease in interest income in 2002 is due to lower interest rates compared to 2001. Costs and expenses for the three and nine months ended December 31, 2002 was $9,732 and $16,969 respectively compared to the three and nine months ended December 31, 2001 of $3,780 and $11,101 respectively. Costs and expenses consist primarily of consulting fees paid to the Company's treasurer of $2,250 per quarter and $6,750 for each of the nine months ended December 31, 2002 and 2001, respectively. The increase in costs and expenses during the three months and nine months ended December 31, 2002 is due to legal expenses incurred in connection with the August 22, 2002 tender offer to purchase the shares of Gamma and expenses related to developing a web site for the Company.

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

Item 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of our Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

         (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None
Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None
Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None
Item 5.  OTHER INFORMATION

         On August 22, 2002, Emerging Delta Corporation ("Delta") and Emerging Gamma Corporation ("Gamma") entered into an agreement with Allen F. Campbell ("Campbell") whereby:

         1. Burt H. Keenan and D. B. H. Chaffe III agreed to sell 80% of their shares, 6,856 shares and 2,496 shares respectively, of Delta and Gamma to Campbell for $1.25 per share, which is equal to 100% of the cash that Keenan and Chaffe paid for those shares.

         2. Three of the four Delta and Gamma current directors, Burt H. Keenan,
         D. B. H. Chaffe III and Daniel Killeen agreed to resign as directors and to vote for Campbell's designated slate of directors to fill those vacancies. Jerry W. Jarrell will remain as a director and chief financial officer. Dermott S. L. Butler and Lawrence M. Cottingham have agreed to serve as directors.

         3. Campbell will be granted stock options to purchase 4,300 shares each of Delta and Gamma at an exercise price of $15.00 per share. These options will replace the stock options currently granted to the directors who are resigning.

         4. Delta Gamma Acquisition LLC (DGA), a company controlled by Campbell, would commence a tender offer to purchase shares (the "Shares") of Delta and Gamma. Shareholders of Delta and Gamma would be offered three choices under the terms of the tender offer:

         1.       To stand pat and not tender any Shares.
         2. To tender 40% of their Shares of both Delta and Gamma at $12.50 per Share.
         3. To tender 80% of their Shares of both Delta and Gamma at $12.50 per Share.

         The Tender Offer described above commenced September 16, 2002 and expired October 8, 2002. The total shares tendered by shareholders each of Delta and Gamma were 1,760.

         The Tender Offer documents were filed with Form 8-K on September 16, 2002, and describe in more detail the terms and conditions of the tender offer and the views of management with respect to the tender offer.

         5. The above agreements result in Campbell and DGA together owning 11,112 shares each of Delta and Gamma or 25.5% of the issued and outstanding shares of each company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  *3.1     Restated Certificate of Incorporation
                  *3.2     Bylaws
                  *3.3     Proposed  Certificate  of  Amendment  to the Restated
                           Certificate of Incorporation
                  *10.1    1993 Stock Option Plan
                  *10.2    Form of Stock Option Agreements with Messrs.  Keenan,
                           Killeen, Jarrell and Chaffe with Schedule of Details
                  **99.1   Certification  pursuant to 18 U.S.C. 1350, as adopted
                           pursuant to Section 302 of the  Sarbanes-Oxley Act of
                           2002
                  **99.2   Certification  pursuant to 18 U.S.C. 1350, as adopted
                           pursuant to Section 906 of the  Sarbanes-Oxley Act of
                           2002

*Filed with Registration Statement on Form SB-2, File No. 33-61890-FW (the Registration Statement) and incorporated by reference.
**Filed herewith

         (b)      Reports of Form 8-K.
                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2003.


                                                 EMERGING GAMMA CORPORATION


                                                 By: /S/ ALLEN F. CAMPBELL
                                                    ----------------------------
                                                    Allen F. Campbell
                                                    Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 14, 2003.


By: /S/ ALLEN F. CAMPBELL        Chairman of the Board and Director
   ----------------------
    Allen F. Campbell

By: /S/ JERRY W. JARRELL         Chief Financial Officer, Secretary and Director
   ----------------------
    Jerry W. Jarrell