Form 10KSB
period 2003-03-31
EMERGING GAMMA CORP
filed 2003-06-25
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ___________________

Commission file number 33-61890-FW

                           EMERGING GAMMA CORPORATION
              (Exact name of small business issuer in its charter)

              DELAWARE                                   72-1235452
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

     4424 Gaines Ranch Loop #415
            Austin, Texas                                   78735
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (512) 794-5800

Securities registered pursuant to Section 12(b) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]    NO [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year: None

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 20, 2003 was $459,000.

     The number of shares outstanding of the issuer's classes of Common Stock as of June 20, 2003:

Common Stock, $1.00 Par Value -- 43,600 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

History and Organization

     Emerging Gamma Corporation (the "Company") was incorporated in the State of Delaware on February 10, 1993. Since inception, the Company has engaged in efforts intended to identify possible merger or acquisition candidates, has investigated acquisition candidates and has conducted preliminary negotiations concerning, but has not entered into a letter of intent for, possible mergers or acquisitions.

     On November 26, 2002 management control of the Company was changed in connection with a tender offer. Resumes of the new members of the Company's management team are provided in Part III, Item 9 of this Form 10-KSB. New management intends to continue operating the Company as a blind pool, as further described herein.

Plan of Operation-General

     The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if the results of such investigation warrants, acquire a business opportunity presented to it by persons or firms that desire to employ the Company's funds in their business or to seek the perceived advantages of a publicly held corporation. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business in this Item 1 is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company's proposed business is sometimes referred to as a "blind pool" because investors entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. The officers and directors of the Company have had limited experience in the proposed business of their respective Company. The Company has adopted a policy that potential business opportunities will usually be presented to Emerging Delta Corporation, another Delaware corporation with the same purpose and management as the Company, unless and until that corporation shall be engaged in meaningful negotiations regarding a possible or definitive merger or acquisition agreement, and then to Emerging Gamma Corporation. Although management believes that each Company will be able to enter into a business opportunity, there can be no assurance as to how much time will elapse before a business opportunity is acquired.

     Management anticipates that it may be able to participate in only one or two potential business ventures, due primarily to the Company's limited financing. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with a firm which only recently commenced operations, or developing companies in need of additional funds for expansion into new products or markets, or are seeking to develop a new product or service, or are an established business which may be experiencing financial or operating difficulties and are in the need for additional capital. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

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

     As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect or a real estate prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are usually no more than 5% of the size of the transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee will not be paid to any employee, officer, director or 5% shareholder of the Company or their affiliates.

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

     The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents.

     The Company will not make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Generation of Opportunities

     In order to be successful, the Company must see and evaluate business opportunities, Accordingly, generating business opportunities is a significant task for management.

     The Company encourages business associates, investment bankers, lawyers, accountants and others to refer potential acquisition candidates to the Company. As an aid to generating business opportunities and facilitating dissemination of information about the Company, the Company established a website at www.cleanpublicshellco.com.

     There can be no assurance that management will see attractive acquisition candidates.

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

     NASDAQ and the American Stock Exchange (AMEX) have listing requirements such as minimum number of shareholders, minimum tangible net worth, minimum market capitalization and minimum trading price per share. There can be no assurance that the Company's Common Stock will meet the NASDAQ or AMEX qualitative or quantitative criteria for listing.

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

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition to qualify as a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

     As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. There can be no assurance that the due diligence processes of the Company will find any or all actual or potential problems of an acquisition candidate.

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

     There can be no assurance that the Company will have sufficient funds to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation probably would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition

     The Company will remain an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage visa-vis the Company's competitors.

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

     Section 3(a) of the Investment Company Act sets forth the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting, or trading in securities, or which does not engage in the business of investing, owning, holding, or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash, or cash items). The Company intends to implement its business plan in a manner which will result in its falling outside the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will use its assets to search for, analyze, and acquire or participate in a business or opportunity by use of a method which does not involve the acquisition of investment securities as defined in the Investment Company Act.

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

Employees and Consultants

     The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. The Company has engaged an outside firm to consult regarding the use of the Internet and to develop the Company's website.

Item 2.  DESCRIPTION OF PROPERTY

     The Company presently maintains its principal offices at the office of Allen Campbell, the Company's current Chairman of the Board and CEO, at 4424 Gaines Ranch Loop #415, Austin, Texas 78735 where its telephone number is (512) 794-5800. The office space is supplied at no cost. The Company reimburses Allen Campbell for its charges for long distance telephone calls and other miscellaneous expenses of secretarial, photocopying and similar expense.

Item 3.  LEGAL PROCEEDINGS

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

                                                      PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has not traded. As of March 31, 2003, there were 301 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Selected Financial Information

     The following sets forth selected financial information as of March 31, 1999, 2000, 2001, 2002 and 2003 and is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.

Balance Sheet Data
                            March 31,   March 31,   March 31,   March 31,   March 31,
                              1999        2000        2001        2002        2003
                            ---------   ---------   ---------   ---------   ---------
Cash ....................   $ 298,416   $ 301,812   $ 300,260   $ 293,643   $ 274,024
Total Assets ............     298,416     301,812     300,260     293,643     275,084
Total Liabilities .......       1,800       2,700       1,500       1,500       5,395
Stockholders' Equity ....     296,616     299,112     298,760     292,143     269,689

     The Company was formed in 1993 and has engaged in efforts intended to identify possible merger or acquisition "targets" and other organizational matters. The Company earned $3,902 in interest income during 2003 and $8,949 in 2002. The decrease in interest income in 2003 was due to lower interest rates. Costs and expenses for the years ended March 31, 2003 and 2002 were $26,356 and $15,566 respectively. The increase in expenses in 2003 is due to $3,300 of fees and expenses related to pursuing possible business opportunities, legal expenses related to the tender offer in September 2002 and expenses related to the Company web site created in 2003. The Company engages a director to serve as chief financial officer at the rate of $750 per month. In fiscal years 1999 through 2003 the annual amount paid was $9,000.

     The Company recognized net losses of $22,454 in 2003 and $6,617 in 2002. Given the current low interest rate environment, the Company expects to incur additional losses, at least for the near term, until such time that market interest rates rise to a level that are adequate to generate sufficient interest income to cover the Company's current level of operating costs.

     The Company currently has no significant commitments to which it is contractually bound.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     In connection with forward-looking statements contained in this Form 10-KSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking by such words as "believes", "intends" or words of a similar nature, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-KSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will be realized or the actual results will be not be significantly higher or lower. These forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-KSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. The inclusion of the forward-looking statements contained in this Form 10-KSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-KSB will be achieved. In light of the foregoing, readers of this Form 10-KSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

     Directors are elected to serve until the annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve, subject to the discretion of the Board of Directors, until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and have qualified. All directors and officers have held their positions since the change in management on November 26, 2002, with the exception of Mr. Jarrell, who was elected in 1994.

Name                            Age      Office with the Company

Allen F. Campbell               60       Chairman, President and Chief Executive
                                         Officer and Director

Dermot S. L. Butler             62       Director

Laurence M. Cottingham          70       Director

Jerry W. Jarrell                61       Chief Financial Officer, Secretary and
                                         Director

     Each officer and director will devote only such time to the business affairs of the Company as he deems appropriate, as discussed under the caption "Executive Compensation". In the case of Messrs. Butler, Cottingham and Jarrell the time devoted is estimated to be an average of approximately 20-30 hours per officer and director for each quarter. Mr. Campbell intends to devote a significant amount of time to the affairs of the Company until an acquisition candidate has been preliminarily identified and a letter of intent is being negotiated between the Company and the acquisition candidate and possibly thereafter. At present Mr. Campbell is devoting approximately 10 to 20 hours per week on behalf of the Company.

Allen F. Campbell became Chairman of the Board and Chief Executive Officer on November 26, 2002, following the tender offer in September 2002 to acquire the Company. Mr. Campbell has been an independent businessman since January 1, 1980. He was the founder and chairman of Murex Corporation, later known as International Murex Technologies, a biotechnology company that was eventually sold to Abbott Labs. He has owned or been the co-principal of several other businesses, in various fields including financial services and magazine publishing. He is licensed as an attorney in Ohio and New Jersey (inactive in both states). For the past five years, Mr. Campbell has been engaged in general financial consulting (including consulting with a mergers and acquisitions and financial advisory services firm), investment portfolio management (as a program partner with an institutional registered investment advisory firm), and personal investments.

During the period 1967 through 1979, Mr. Campbell had the following  experience:
Attorney-at-law with Taft, Stettinius & Hollister, Cincinnati, Ohio; Associate in the Corporate Finance department of Bear Stearns & Co., New York City;
Consultant to the international technology and management consulting firm, Arthur D. Little & Co., of Cambridge, Massachusetts; Vice President and Director of the Corporate Finance Department of Schneider Bernet & Hickman in Dallas, Texas. He holds the following degrees: BA, College of Wooster (1964); JD, Columbia University (1967); MBA, University of Chicago (1972).

Dermot S. L. Butler became a director November 26, 2002, following the tender offer in September 2002 to acquire the Company. He has over 33 years of experience in the financial services industry. Early in 1989 Dermot Butler moved to Dublin, Ireland and established the Custom House Group of Companies, of which he is Chairman. Today, the primary company in the group, Custom House Administration and Corporate Services Ltd., assists clients in the establishment of specialist offshore alternative investment and hedge funds, and currently acts as administrator to over 180 such funds.

He has worked variously as both a stockbroker and stock jobber (market maker) on the London Stock Exchange, and subsequently, as a commodity broker and as a principal dealer in commodity options on the London Metal and London Commodity Exchanges. He joined GC Douglas Metals ("GCD"), a metals and commodity broker and agent of Rudolf Wolff, a founder member of the London Metal Exchange, in 1970 and was appointed a Director in 1971.

In 1978 he and two colleagues from GCD formed DSB Finance Ltd., a commodity broker and consultant, specializing in commodity options. The business of DSB Finance Ltd. was purchased by McDonnell & Co. (London) Ltd. in 1986. Dermot Butler became Chairman of McDonnell & Co. (London) Ltd., a wholly owned subsidiary of the Bermudian based fund management group, McDonnell & Co. Ltd., of which he was a founder shareholder and where he was responsible for product development and marketing. McDonnell & Co. Ltd., which introduced the "McD" range of alternative investment and hedge funds, was one of the first, if not the first, fund management group to totally out-source all of its investment management functions. By the end of 1988, the McD range of six funds had grown to over US$100 million in assets.

He is a regular speaker at conferences in the US and Europe and has authored numerous articles, on various aspects of the alternative investment and hedge fund industry. He is a director of a number of companies in the financial services industry, several of which are listed on the Irish Stock Exchange. He is a member of MFA (The Managed Funds Association) in the USA and the Deputy Chairman of AIMA (The Alternative Investment Management Association).

Laurence M. Cottingham is a management consultant. He advises in the areas of finance, business entity evaluation, financial restructuring, mergers, acquisitions and corporate divestitures. He also renders advice concerning the operations, planning, structure, and financing of on-going businesses with particular emphasis on cash flow, the allocation of working capital, financing structures and capital assets management. He also negotiates complex contractual relationships and collective bargaining agreements. Further he has negotiated with a foreign government a major contract package of financial incentives to establish a large manufacturing plant in that foreign country. He is familiar with international business activities. He is Co-founder and Chief Operating Officer of Deposit Finance Associates, LLC., a specialist in financing deposits between major telephone companies on international telephony.

His experience includes serving as a consultant to Luscombe Aircraft Corporation, Sunaire Airlines and The OTH Group. He is co-founder and manager of McClint Development Company, Inc., a developer of residential subdivisions in Dallas, Texas and project manager for the development and construction of a large office building located in Dallas, Texas. He has served as general counsel and corporate secretary of Merchants Incorporated, Abilene, Texas, a publicly owned holding company whose subsidiaries were three motor carriers and two manufacturing companies. He also was assistant to the president, National Empire Life Insurance Company, Dallas, Texas. He holds the following degrees; BA, SMU
(1955); JD, SMU (1957); MBA, Wharton (1973); LLM (Taxation), SMU (1992).

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

Conflicts of Interest

     Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company. No officer, director or 5% greater stockholder of the Company is an officer, director or 5% or greater stockholder of any other blind pool/blank check company other than Emerging Delta Corporation.

     Upon presentation of a business opportunity to each Company's officers and directors, such persons may face a conflict of interest in determining which of the Companies will receive the business opportunity. The Companies have adopted a policy that all potential business opportunities will first be presented to Emerging Delta Corporation, until that corporation shall have commenced serious discussions regarding a merger or acquisition and then to Emerging Gamma
Corporation. Accordingly, Emerging Delta Corporation and Emerging Gamma Corporation may be simultaneously engaged in discussions with different acquisition candidates.

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

     The Company does not intend to acquire any business opportunity of which any officer, director, or 5% or greater shareholder of the Company is also an officer, director, or 5% or greater shareholder. In the event that such a related party transaction is contemplated, the Company will first obtain the approval of a majority of the Company's stockholders excluding those stockholders who have a financial interest in the transaction.

Indemnification

     The Delaware Supreme Court has held that directors' duty of care to a corporation and its stockholders requires the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware General Corporation Law permits a corporation through its certificate of incorporation to exonerate or indemnify its directors from personal liability to the corporation or its stockholders for monetary damages for breach of fiduciary duty of care as a director, with certain exceptions. The Companies have adopted these exoneration and indemnification provisions in the Delaware General Corporation Law in their respective certificates of incorporation and bylaws. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends, and transactions from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder's right to seek non-monetary, equitable remedies such as an injunction or rescission to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations, and there may be instances in which no effective remedy is available.

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

Item 10.   EXECUTIVE COMPENSATION

BOARD COMMITTEES

AUDIT COMMITTEE

     Our audit committee consists of Lawrence M. Cottingham, Dermot S. L. Butler and Jerry W. Jarrell. The audit committee makes recommendations to the board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and evaluates our internal accounting procedures. The audit committee held one meeting during the fiscal year ended March 31, 2003.


COMPENSATION COMMITTEE

     Our compensation committee consists of Dermot S. L. Butler, Lawrence M. Cottingham and Jerry W. Jarrell. The compensation committee reviews and approves compensation and benefits for our executive officers. The compensation committee also administers our compensation and stock plans and makes recommendations to the board of directors regarding such matters. The compensation committee held one meeting during the fiscal year ended March 31, 2003.

DIRECTOR COMPENSATION

     Directors are paid $500 should they travel out of town to attend a meeting and are reimbursed for customary and reasonable expenses incurred in attending board of directors and committee meetings. Generally our director meetings are held telephonically and do not require out of town travel to attend the meetings.

EXECUTIVE COMPENSATION

     Compensation of officers and directors is determined by the Company's board of directors and is not subject to stockholder approval. Each officer and director may be paid for time devoted to the Company's business, and will be reimbursed for his actual out-of-pocket expenses for telephone, reproduction, travel, and miscellaneous items. Any compensation will be determined based on the Board's opinion of the value of such services. The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers and directors, and does not contemplate implementing any such plan at this time.

     The board of directors approved the payment of $3,000 to Allen Campbell for his services from November 2002 to March 31, 2003 as Company Chief Executive Officer. The board of directors also has approved the payment of a monthly fee of $3,000 to Allen Campbell effective April 1, 2003 for his services as Chief Executive Officer of the Company.

     The board of directors has approved the payment of a monthly fee of $750 to Jerry Jarrell for his services as Chief Financial Officer and Secretary of the Company. Mr. Jarrell has been paid this amount for the past five years including 2003.

     Except as noted above and under Item 12, "Certain Relationships and Related Transactions," the Company has no agreement or understanding, express or implied, with any officer or director, or any other person regarding employment with the Company or compensation for services.

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

OPTION GRANTS

     The Company granted to its directors during the year ended March 31, 2003 a total of 9,300 stock options to purchase Common Stock under its 1993 Stock Option Plan (See "Stock Option Plan.") as follows:

     Allen F. Campbell, 4,300 shares at $15.00 per share exercisable at any time until March 14, 2008. These options substitute for a similar number of options held by predecessor management.

     Dermot S. L. Butler and Laurence M. Cottingham, 1,500 shares each at $15.00 exercisable for 750 shares at any time and 750 shares after one year or on the consummation of an acquisition or merger that happens within one year. The stock options expire March 14, 2008.

     Jerry W. Jarrell, 2,000 shares at $12.00 per share exercisable for 1,000 shares at any time and 1,000 shares after one year or on the consummation of an acquisition or merger that happens within one year. The stock options expire March 14, 2008. These stock options replace previously issued stock options that expired in December 2002.

Office Use

     The Company presently maintains its principal offices at the office of Allen Campbell, the Company's current Chairman of the Board and CEO, at 4424 Gaines Ranch Loop #415, Austin, Texas 78735. The office space is supplied at no cost. The Company reimburses Allen Campbell for its charges for long distance telephone calls and other miscellaneous expenses of secretarial, photocopying and similar expense. The Company believes that such space will be adequate to conduct its affairs until such time as a business opportunity is selected.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2003, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                                            Number of Shares
                                             Of Common Stock
                                              Beneficially
Name                                              Owned             Percent
----                                              -----             -------
Allen F. Campbell(1)                              11,052             23.1  %
Dermot S. L. Butler(2)                               750              1.7  %
Laurence M. Cottingham(3)                            750              1.7  %
Jerry W. Jarrell(4)                                1,125              2.5  %
All Officers and Directors as a Group
Directors as a Group:
(4 persons)(5)                                    13,677             34.2  %
------------------
(1) Includes Shares issuable upon exercise of options, exercisable as of March 31, 2003, to purchase 4,300 shares of Common Stock.

(2) Includes Shares issuable upon exercise of options, exercisable as of March 31, 2003, to purchase 750 shares of Common Stock.

(3) Includes Shares issuable upon exercise of options, exercisable as of March 31, 2003, to purchase 750 shares of Common Stock.

(4) Includes Shares issuable upon exercise of options, exercisable as of March 31, 2003, to purchase 1,000 shares of Common Stock.

(5) Includes Shares issuable upon exercise of options to purchase 6,800 shares of common stock as set forth in Notes 1, 2, 3 and 4 above.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A total of 13,522 of the 13,677 shares listed in the table above are or will upon issuance be "restricted securities" as that term is defined under the Securities Act and may not be sold in the absence of registration or exemption under the Securities Act. Under current law, the shares cannot be sold for one year from the date they are purchased, and then only under limited circumstances. The other shares issued by the Company were issued pursuant to an effective registration statement and are freely transferable.

Stock Option Plan

     The Company, by resolution of its Board of Directors and stockholders, adopted a 1993 Stock Option Plan (the "Plan") on February 16, 1993. The Plan enables each Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

     In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 7,300 shares are issuable under options granted to officers and directors at $15.00 per share, and 2,000 shares as issuable under options granted to a director of $12.00 per share, all exercisable until March 15, 2008. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

     Stock options granted under the Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's Common Stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

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

     10.  Material  Contracts
          *10.1 1993 Stock Option Plan
          *10.2 Form of Stock Option Agreements

     (b)  Reports on Form 8-K. August 8, 2002 September 16, 2002
          **99.1  Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          **99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------
     *Filed  in  original   registration   statement  on  Form  SB-2,  File  No.
33-61890-FW (the "Registration Statement") and incorporated by reference.
     **Filed herewith

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of the Annual Report on Form 10KSB, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings.
     (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

ITEM 15. INFORMATION WITH RESPECT TO THE INDEPENDENT PUBLIC ACCOUNTANTS

Audit Fees
     Pannell Kerr Forster of Texas, P.C. aggregate fees billed for professional services rendered for the audit of our annual financial statements for the 2003 fiscal year and the review of the financial statements included in our Forms 10-KSB for the 2003 fiscal year were $1,500.

Financial Information Systems Design and Implementation Fees
     Pannell Kerr Forster of Texas, P.C. did not render any services with respect to our financial information systems design and implementation for the fiscal year 2003.

All Other Fees
          Pannell Kerr Forster of Texas, P.C. did not render any other services for us in 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 25, 2003.




                                                      EMERGING GAMMA CORPORATION

                                                      By: /s/ Allen F. Campbell
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 25, 2003.

By:/s/ Allen F. Campbell         Chairman of the Board and Director
   --------------------------
   Allen F. Campbell


By:/s/ Jerry W. Jarrell          Chief Financial Officer, Secretary and Director
   --------------------------    (Principal Financial and Accounting Officer)
   Jerry W. Jarrell


By:/s/ Laurence M. Cottingham    Director
   --------------------------
   Laurence M. Cottingham

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Public Accountants                                     F-2

Report of Predecessor Independent Public Accountants                         F-3

Balance Sheet as of March 31, 2003                                           F-4

Statements of Operations for the Years Ended March 31, 2003 and 2002         F-5

Statements of Stockholders' Equity for the Years Ended March 31,
   2003 and 2002                                                             F-6

Statements of Cash Flows for the Years Ended March 31, 2003 and 2002         F-7

Notes to Financial Statements                                                F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Emerging Gamma Corporation:

We have audited the accompanying balance sheet of Emerging Gamma Corporation (a Delaware corporation) as of March 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Emerging Gamma Corporation as of March 31, 2002, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated May 13, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Gamma Corporation as of March 31, 2003, and the results of its operations and its cash flows for the year ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Houston, Texas                               Pannell Kerr Forster of Texas P. C.
May 23, 2003

REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Emerging Gamma Corporation:

We have audited the accompanying balance sheet of Emerging Gamma Corporation (a Delaware corporation) as of March 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Gamma Corporation as of March 31, 2002, and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

New Orleans, Louisiana
May 13, 2002


The above report is a copy of the previously issued report and the predecessor auditor has not reissued the report.


                           EMERGING GAMMA CORPORATION

                                  BALANCE SHEET

                                 MARCH 31, 2003

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $ 274,024
     Prepaid expenses                                                            1,060
                                                                             ---------
         Total assets                                                        $ 275,084
                                                                             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                       $   5,395
                                                                             ---------
STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 50,000 shares authorized; no shares
       subscribed, issued or outstanding                                     $    --
     Common stock, $1.00 par value; 200,000 shares authorized; 43,600
       issued and outstanding                                                   43,600
     Additional paid-in capital                                                252,231
     Retained earnings (deficit)                                               (26,142)
                                                                             ---------
         Total stockholders' equity                                            269,689
                                                                             ---------
         Total liabilities and stockholders' equity                          $ 275,084
                                                                             =========


   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                             2003        2002
                                                           --------    --------
INTEREST INCOME                                            $  3,902    $  8,949
COSTS AND EXPENSES                                          (26,356)    (15,566)
                                                           --------    --------
NET LOSS BEFORE TAX PROVISON                                (22,454)     (6,617)

TAX PROVISION                                                  --          --
                                                           --------    --------
NET LOSS                                                   $(22,454)   $ (6,617)
                                                           ========    ========
BASIC AND DILUTED LOSS PER SHARE                           $   (.52)   $   (.15)
                                                           ========    ========
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
        SHARES OUTSTANDING                                   43,600      43,600
                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.


                           EMERGING GAMMA CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                Common Stock
                           -----------------------   Additional    Retained
                            Number of                 Paid-in      Earnings
                             Shares       Amount      Capital      (Deficit)      Total
                           ----------   ----------   ----------   ----------    ----------
BALANCE - March 31, 2001       43,600   $   43,600   $  252,231   $    2,929    $  298,760
NET LOSS                         --           --           --         (6,617)       (6,617)
                           ----------   ----------   ----------   ----------    ----------
BALANCE - March 31, 2002       43,600       43,600      252,231       (3,688)      292,143
NET LOSS                         --           --           --        (22,454)      (22,454)
                           ----------   ----------   ----------   ----------    ----------
BALANCE - March 31, 2003       43,600   $   43,600   $  252,231   $  (26,142)   $  269,689
                           ==========   ==========   ==========   ==========    ==========


   The accompanying notes are an integral part of these financial statements.


                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                      2003         2002
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $ (22,454)   $  (6,617)
       Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities--
           (Increase) decrease in prepaid expenses                    (1,060)        --
           Increase (decrease) in accounts payable                     3,895         --
                                                                   ---------    ---------


               Net cash used in operating activities                 (19,619)      (6,617)
                                                                   ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                (19,619)      (6,617)

CASH AND CASH EQUIVALENTS - beginning of year                        293,643      300,260
                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS - end of year                            $ 274,024    $ 293,643
                                                                   =========    =========

   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

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

On November 26, 2002 management control of the Company was changed in connection with a tender offer. New management intends to continue operating the Company as a blind pool, as further described herein.

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

2.   SIGNIFICANT ACCOUNTING POLICIES:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2003, all cash was invested in a money market account.

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The Statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carryforwards, and tax credit carryforwards, net of a "valuation allowance". The valuation allowance is provided for that portion of the asset, for which it is deemed more likely than not, that it will not be realized.

There are no temporary differences between financial reporting and tax basis of assets and liabilities. The Company has incurred a cumulative loss from operations since inception. Therefore, a full valuation allowance has been provided against the deferred tax asset resulting from the net operating loss
(NOL) carryforward. No benefit was provided for the net loss incurred in 2003 or 2002. The net operating loss carryforward at March 31, 2003 was approximately $30,000 which will be available to offset future taxable income over the next 20 years.

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

Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the "treasury stock method". All options were excluded from the computation of diluted earnings per share because they were antidilutive.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

3.   CASH CONCENTRATION

The Company maintains its cash with a major U.S. bank which exceeds the insured limit of $100,000. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

4.   RELATED PARTY TRANSACTIONS:

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During 2003 the Company's Chief Executive Officer was paid a fee of $3,000 for services rendered from November 2002 to March 31, 2003. During 2003 and 2002, a fee of $750 per month was paid to the Company's Chief Financial Officer.

5.   STOCK OPTION PLAN:

The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 85% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options (110% if the optionee holds 10% or more of the Company's common stock).

A summary of the Company's stock options as of March 31, 2003 and 2002 and changes during the years then ended are presented below:

                                              Number            Weighted-Average
                                             of Shares           Exercise Price

       Outstanding at March 31, 2001           6,300                 $14.05
            Granted                             --                     --
            Canceled                            --                     --
       Outstanding at March 31, 2002           6,300                 $14.05
            Granted                            9,300                 $14.35
            Canceled                          (6,300)                $14.05
                                              -------
       Outstanding at March 31, 2003           9,300                 $14.35
                                              ======
       Exercisable at March 31, 2003           6,800                 $14.55
                                              ------

The stock options outstanding that are not exercisable at March 31, 2003 become exercisable on March 15, 2004 or on the consummation of an acquisition or merger that occurs prior to March 31, 2004. The stock options are exercisable for a period of five years.

All options were excluded from the computation of diluted earnings per share because they were antidilutive.

6.   STOCK WARRANTS:

The Company issued stock warrants to purchase 208 shares of the Company's common stock to the provider of the Company's web site. The warrants were issued on December 16, 2002 at an exercise price of $25.00 per share and expire December 15, 2005. The stock warrants become exercisable only if the web site leads to a reverse merger transaction with the Company.