Form 10QSB
period 2003-06-30
EMERGING GAMMA CORP
filed 2003-08-12
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

                 YES /X/                                 NO / /

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2003:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING GAMMA CORPORATION

                               Index to Form 10-Q

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

        Balance Sheets as of June 30, 2003 and March 31, 2003                 2

        Statements of Operations for the Three Months Ended
            June 30, 2003 and 2002                                            3

        Statements of Cash Flows for the Three Months Ended
            June 30, 2003 and 2002                                            4

        Notes to the Financial Statements                                     5

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         6

Item 3. Controls and Procedures                                               7

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     8

Item 2. Changes in Securities and Use of Proceeds                             8

Item 3. Defaults Upon Senior Securities                                       8

Item 4. Submission of Matters to a Vote of Security Holders                   8

Item 5. Other Information                                                     8

Item 6. Exhibits and Reports on Form 8-K                                      8

Signatures                                                                    9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING GAMMA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                  June 30,       March 31,
                                                                     2003           2003
                                                                 -----------    -----------
                                                                 (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $   252,343    $   274,024
   Prepaid expenses                                                      265          1,060
                                                                 -----------    -----------

              Total assets                                       $   252,608    $   275,084
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $     2,450    $     5,395

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                       --             --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                             43,600         43,600
   Additional paid-in capital                                        252,231        252,231
   Accumulated earnings (deficit)                                    (45,673)       (26,142)
                                                                 -----------    -----------

Total stockholders' equity                                           250,158        269,689
                                                                 -----------    -----------

Total liabilities and stockholders' equity                       $   252,608    $   275,084
                                                                 ===========    ===========




















   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended
                                                               June 30
                                                     ---------------------------
                                                         2003           2002
                                                     -----------    -----------
INTEREST INCOME                                      $       786    $     1,046

COSTS AND EXPENSES                                       (20,317)        (3,993)
                                                     -----------    -----------

LOSS BEFORE TAX  PROVISION                               (19,531)        (2,947)

TAX PROVISION                                               --             --
                                                     -----------    -----------

NET LOSS                                             $   (19,531)   $    (2,947)
                                                     ===========    ===========

BASIC AND DILUTED LOSS PER  SHARE                    $     (0.45)   $     (0.07)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF BASIC
   AND  DILUTED SHARES OUTSTANDING                        43,600         43,600
                                                     ===========    ===========

























   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three Months Ended
                                                             June 30
                                                   -----------------------------
                                                       2003            2002
                                                   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                        $    (19,531)   $     (2,947)

   Adjustments to reconcile net loss to
    net cash used in operating activities:
       Increase (decrease) in accounts payable           (2,945)           --
       Decrease (increase) in prepaid expenses              795            --
                                                   ------------    ------------
CASH USED IN OPERATING ACTIVITIES                       (21,681)         (2,947)
                                                   ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                   (21,681)         (2,947)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         274,024         293,643
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $    252,343    $    290,696
                                                   ============    ============




















   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF ORGANIZATION
     ---------------------------

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

General Business and Nature of Operations
-----------------------------------------

Emerging Gamma Corporation (the "Company" or "Gamma") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, one similar company was formed which is managed by the same officers and directors and is engaged in the same business. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative.

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

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of June 30, 2003 and for the three months ended June 30, 2003 and 2002 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2003 the results of operations for the three months ended June 30, 2003 and 2002 and the cash flows for the three months ended June 30, 2003 and 2002.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the three months ended June 30, 2003 consulting fees of $9,000 were paid to the Company's Chief Executive Officer. There were no similar payments in the three months ended June 30, 2002. During the respective periods ended June 30, 2003 and 2002, consulting fees of $2,250 were paid to the Company's Treasurer and Secretary.

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

The Company's current focus is on seeking out business opportunities. The Company has created a web site, found at www.cleanpublicshellco.com, to assist in finding business opportunities. The Company has begun the process of contacting potential referral sources with respect to potential acquisitions.

Results of Operations

Three Month Period Ended June 30, 2003 compared to June 30, 2002

The Company has commenced no operations and has no activities. Interest income for the three months ended June 30, 2003 and 2002 was $786 and $1,046 respectively. The decrease in interest income in 2003 is due to lower interest rates compared to 2002. Costs and expenses for the three months ended June 30, 2003 and 2002 was $20,317 and $3,993 respectively. Costs and expenses consist primarily of consulting fees and travel expenses. Consulting fees in the three months ended June 30, 2003 and 2002 were $11,250 and $2,250 respectively. The increase in 2003 is due to the $3,000 monthly consulting fee paid to the Company's Chief Executive Officer. The increase in other costs and expenses during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 is primarily due to travel expenses incurred in connection with pursuing potential business acquisitions.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  ---------
                  *3.1     Restated Certificate of Incorporation
                  *3.2     Bylaws
                  *3.3     Proposed  Certificate  of  Amendment  to the Restated
                           Certificate of Incorporation
                  *10.1    1993 Stock Option Plan
                  *10.2    Form of Stock Option Agreements with Messrs.  Keenan,
                           Killeen, Jarrell and Chaffe with Schedule of Details
                  **31     Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002
                  **32     Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002

* Filed with Registration Statement on Form SB-2, File No. 33-61892-FW (the Registration Statement) and incorporated by reference.
**   Filed herewith

         (b)      Reports of Form 8-K.
                  None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2003.


                                       EMERGING GAMMA CORPORATION


                                       By:  /S/ ALLEN F. CAMPBELL
                                            ---------------------
                                            Allen F. Campbell
                                            Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 12, 2003.


By: /S/ ALLEN F. CAMPBELL        Chairman of the Board and Director
    ---------------------
    Allen F. Campbell

By: /S/ JERRY W. JARRELL         Chief Financial Officer, Secretary and Director
    ---------------------
    Jerry W. Jarrell