Form 10QSB
period 2003-09-30
EMERGING GAMMA CORP
filed 2003-11-14
CIK 904146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ___________________.
Commission file number: 33-61892-FW


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

                YES  /X/                               NO  /  /

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2003:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING GAMMA CORPORATION

                               Index to Form 10-Q

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

        Balance Sheets as of September 30, 2003 and March 31, 2003            2

        Statements of Operations for the Three and Six Month Periods
            Ended September 30, 2003 and 2002                                 3

        Statements of Cash Flows for the Six Months Ended September
             30, 2003 and 2002                                                4

        Notes to the Financial Statements                                     5

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         6

Item 3. Controls and Procedures                                               7

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     7

Item 2. Changes in Securities and Use of Proceeds                             7

Item 3. Defaults Upon Senior Securities                                       7

Item 4. Submission of Matters to a Vote of Security Holders                   8

Item 5. Other Information                                                     8

Item 6. Exhibits and Reports on Form 8-K                                      8

Signatures                                                                    9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING GAMMA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS
                                                                 September 30,      March 31,
                                                                      2003             2003
                                                                 -------------    -------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $     235,305    $     274,024
   Prepaid expenses                                                       --              1,060
                                                                 -------------    -------------
      Total current assets                                             235,305          275,084


              Total assets                                       $     235,305    $     275,084
                                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $       2,330    $       5,395

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                         --               --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                               43,600           43,600
   Additional paid-in capital                                          252,231          252,231
   Accumulated deficit                                                 (62,856)         (26,142)
                                                                 -------------    -------------

Total stockholders' equity                                             232,975          269,689
                                                                 -------------    -------------

Total liabilities and stockholders' equity                       $     235,305    $     275,084
                                                                 =============    =============













The accompanying notes are an integral part of these financial statements.


                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the Six      For the Six     For the Three    For the Three
                                       Months Ended     Months Ended     Months Ended     Months Ended
                                      September 30,    September 30,    September 30,    September 30,
                                           2003             2002             2003             2002

INTEREST INCOME                       $       1,424    $       2,130    $         638    $       1,084

COSTS AND EXPENSES                          (38,138)          (7,237)         (17,821)          (3,244)
                                      -------------    -------------    -------------    -------------

LOSS BEFORE TAX PROVISION                   (36,714)          (5,107)         (17,183)          (2,160)

TAX PROVISION                                  --               --               --               --
                                      -------------    -------------    -------------    -------------

NET LOSS                              $     (36,714)   $      (5,107)   $     (17,183)   $      (2,160)
                                      =============    =============    =============    =============

BASIC AND DILUTED LOSS
    PER  SHARE                        $       (0.84)   $       (0.12)   $       (0.39)   $       (0.05)
                                      =============    =============    =============    =============


WEIGHTED AVERAGE NUMBER OF BASIC
    AND  DILUTED SHARES OUTSTANDING          43,600           43,600           43,600           43,600
                                      =============    =============    =============    =============






















   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Six Months Ended
                                                              September 30
                                                         ----------------------
                                                           2003         2002
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $ (36,714)   $  (5,107)

   Adjustments to reconcile net loss to
   net cash used in operating activities:
       Increase (decrease) in accounts payable              (3,065)        --
       Decrease (increase) in prepaid expenses               1,060         --
                                                         ---------    ---------
CASH USED IN OPERATING ACTIVITIES                          (38,719)      (5,107)
                                                         ---------    ---------


DECREASE IN CASH AND CASH EQUIVALENTS                      (38,719)      (5,107)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            274,024      293,643
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $ 235,305    $ 288,536
                                                         =========    =========
























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

General Business and Nature of Operations
-----------------------------------------

Emerging Gamma Corporation (the "Company" or "Gamma") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, one similar company was formed, which is managed by the same officers and directors and is engaged in the same business. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative.

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

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of September 30, 2003 and for each of the six month periods ended September 30, 2003 and 2002 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2003 the results of operations for the six months ended September 30, 2003 and 2002 and the cash flows for the six months ended September 30, 2003 and 2002.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the six months ended September 30, 2003 consulting fees of $18,000 were paid to the Company's Chief Executive Officer. There were no similar payments in the six months ended September 30, 2002.
During each of the respective periods ended September 30, 2003 and 2002, consulting fees of $4,500 were paid to the Company's Treasurer and Secretary.


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

Results of Operations

Six and Three Month Periods Ended September 30, 2003 compared to September 30, 2002

The Company has commenced no operations and has no activities other than seeking out potential business opportunities. Interest income for the six and three months ended September 30, 2003 was $1,424 and $638 respectively compared to the six and three months ended September 30, 2002 of $2,130 and $1,084 respectively. The decrease in interest income in 2003 is due to lower interest rates compared to 2002. Costs and expenses for the six and three months ended September 30, 2003 was $38,138 and $17,821 respectively compared to the six and three months ended September 30, 2002 of $7,237 and $3,244 respectively. Costs and expenses consist primarily of consulting fees and travel expenses. Consulting fees in the six and three months ended September 30, 2003 were $22,500 and $11,250 respectively compared to the six and three months ended September 30, 2002 of $4,500 and $2,250 respectively. The increase in 2003 is due to the $3,000 monthly consulting fee paid to the Company's Chief Executive Officer. The increase in other costs and expenses during the six and three months ended September 30, 2003 compared to the six and three months ended September 30, 2002 is primarily due to travel expenses incurred in connection with pursuing potential business acquisitions and expenses related to shareholder meetings in 2003.

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

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders was held on September 11, 2003 and the following matters were voted on:

         1. To elect four directors of Emerging Gamma Corporation to hold office until their successors are duly elected and qualified. The nominees were Allen F. Campbell, Dermot S. L. Butler, Laurence Cottingham, and Jerry W. Jarrell.

                  Each of the nominees was elected by a vote of 28,766 shares for, none against and 308 shares abstaining.

         2. To approve the ratification of the selection of Pannell Kerr Forster of Texas, P.C. as the independent public accountants of the Company.

                  The selection of Pannell Kerr Forster of Texas, P.C. was ratified by a vote of 28,766 shares for, none against and 308 shares abstaining.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2003.


                                                      EMERGING GAMMA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 14, 2003.


By: /S/ ALLEN F. CAMPBELL        Chairman of the Board and Director
   ----------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL         Chief Financial Officer, Secretary and Director
   ----------------------
   Jerry W. Jarrell