Form 10QSB
period 2004-06-30
EMERGING GAMMA CORP
filed 2004-08-10
CIK 904146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________.

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

                     YES  /X/                          NO  / /

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                     YES  / /                          NO  /X/

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2004:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING GAMMA CORPORATION

                               Index to Form 10-Q

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page
                                                                            ----

         Balance Sheets as of June 30, 2004 and March 31, 2004                2

         Statements of Operations for the Three Months Ended
             June 30, 2004 and 2003                                           3

         Statements of Cash Flows for the Three Months Ended
             June 30, 2004 and 2003                                           4

         Notes to the Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        6

Item 3.  Controls and Procedures                                              7

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    8

Item 2.  Changes in Securities and Use of Proceeds                            8

Item 3.  Defaults Upon Senior Securities                                      8

Item 4.  Submission of Matters to a Vote of Security Holders                  8

Item 5.  Other Information                                                    8

Item 6.  Exhibits and Reports on Form 8-K                                     8

Signatures                                                                    9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING GAMMA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                   June 30,        March 31,
                                                                     2004            2004
                                                                 ------------    ------------
                                                                  (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                     $    194,241    $    208,124
   Prepaid expenses                                                      --               424
                                                                 ------------    ------------


              Total assets                                       $    194,241    $    208,548
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $      4,582    $      4,431
                                                                 ------------    ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                        --              --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                              43,600          43,600
   Additional paid-in capital                                         252,231         252,231
   Accumulated earnings (deficit)                                    (106,172)        (91,714)
                                                                 ------------    ------------

Total stockholders' equity                                            189,659         204,117
                                                                 ------------    ------------

Total liabilities and stockholders' equity                       $    194,241    $    208,548
                                                                 ============    ============







   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended
                                                              June 30
                                                   ----------------------------
                                                       2004           2003
                                                   ------------    ------------
INTEREST INCOME                                    $        185    $        786

COSTS AND EXPENSES                                      (14,643)        (20,317)
                                                   ------------    ------------

LOSS BEFORE TAX  PROVISION                              (14,458)        (19,531)

TAX PROVISION                                              --              --
                                                   ------------    ------------

NET LOSS                                           $    (14,458)   $    (19,531)
                                                   ============    ============

BASIC AND DILUTED LOSS PER  SHARE                  $      (0.33)   $     (0.045)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF BASIC
   AND  DILUTED SHARES OUTSTANDING                       43,600          43,600
                                                   ============    ============





















   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three Months Ended
                                                               June 30
                                                       ------------------------
                                                          2004          2003
                                                       ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                            $  (14,458)   $  (19,531)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Increase (decrease) in accounts payable                151        (2,945)
       Decrease in prepaid expenses                           424           795
                                                       ----------    ----------
CASH USED IN OPERATING ACTIVITIES                         (13,883)      (21,681)
                                                       ----------    ----------

DECREASE IN CASH AND CASH EQUIVALENTS                     (13,883)      (21,681)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           208,124       274,024
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $  194,241    $  252,343
                                                       ==========    ==========
















   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF ORGANIZATION
     ---------------------------

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004.

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

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of June 30, 2004 and for the three months ended June 30, 2004 and 2003 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2004 the results of operations for the three months ended June 30, 2004 and 2003 and the cash flows for the three months ended June 30, 2004 and 2003.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the three months ended June 30, 2004 and 2003 fees of $9,000 were paid to the Company's Chief Executive Officer. During the respective periods ended June 30, 2004 and 2003, fees of $2,250 were paid to the Company's Chief Financial Officer.

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

Results of Operations

Three Month Period Ended June 30, 2004 compared to June 30, 2003

The Company has commenced no operations and has no activities. Interest income for the three months ended June 30, 2004 and 2003 was $185 and $786 respectively. The decrease in interest income in 2004 is due to lower interest rates compared to 2003. Costs and expenses for the three months ended June 30, 2004 and 2003 was $14,643 and $20,317 respectively. Costs and expenses consist primarily of consulting fees and travel expenses. Consulting fees in the three months ended June 30, 2004 and 2003 were $11,250. The decrease in other costs and expenses during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 is primarily due to decreased travel expenses incurred in connection with pursuing potential business acquisitions.

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

         (b) Changes in internal controls. There were no significant changes in internal controls over financial reporting during our most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  *3.1     Restated Certificate of Incorporation
                  *3.2     Bylaws
                  *3.3     Proposed  Certificate  of  Amendment  to the Restated
                           Certificate of Incorporation
                  *10.1    1993 Stock Option Plan
                  *10.2    Form of Stock Option Agreements with Messrs.  Keenan,
                           Killeen, Jarrell and Chaffe with Schedule of Details
                  31       Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002
                  32       Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002

                  *Filed with Registration Statement on Form SB-2, File No. 33-61892-FW (the Registration Statement) and incorporated by reference.

         (b)      Reports of Form 8-K.
                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2004.


                                                      EMERGING GAMMA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 10, 2004.


By: /S/ ALLEN F. CAMPBELL        Chairman of the Board and Director
   ------------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL         Chief Financial Officer, Secretary and Director
   ------------------------
   Jerry W. Jarrell