Form 10QSB
period 2004-09-30
EMERGING GAMMA CORP
filed 2004-11-12
CIK 904146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________.

                       Commission file number: 33-61890-FW


                           EMERGING GAMMA CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                         72-1235452
      (State or other jurisdiction of                          (I.R.S. Employer
      Incorporation or organization)                         Identification No.)

4424 Gaines Ranch Loop #435, Austin, Texas                          78735
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

                      YES  /  /                     NO  /X/

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2004:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING GAMMA CORPORATION

                               Index to Form 10-Q

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

        Balance Sheets as of September 30, 2004 and March 31, 2004            2

        Statements of Operations for the Three and Six Month Periods
           Ended September 30, 2004 and 2003                                  3

        Statements of Cash Flows for the Six Months Ended September
           30, 2004 and 2003                                                  4

        Notes to the Financial Statements                                     5

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         6

Item 3. Controls and Procedures                                               7

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     7

Item 2. Changes in Securities and Use of Proceeds                             7

Item 3. Defaults Upon Senior Securities                                       7

Item 4. Submission of Matters to a Vote of Security Holders                   8

Item 5. Other Information                                                     8

Item 6. Exhibits and Reports on Form 8-K                                      8

Signatures                                                                    9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING GAMMA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                 September 30,      March 31,
                                                                      2004             2004
                                                                 -------------    -------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $     168,063    $     208,124
   Prepaid expenses                                                      4,000              424
                                                                 -------------    -------------


             Total  assets                                       $     172,063    $     208,548
                                                                 =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $       6,317    $       4,431

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                         --               --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                               43,600           43,600
   Additional paid-in capital                                          252,231          252,231
   Accumulated deficit                                                (130,085)         (91,714)
                                                                 -------------    -------------

Total stockholders' equity                                             165,746          204,117
                                                                 -------------    -------------

Total liabilities and stockholders' equity                       $     172,063    $     208,548
                                                                 =============    =============










   The accompanying notes are an integral part of these financial statements.


                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the Six      For the Six     For the Three    For the Three
                                      Months Ended     Months Ended     Months Ended     Months Ended
                                      September 30,    September 30,    September 30,    September 30,
                                           2004             2003             2004             2003
                                      -------------    -------------    -------------    -------------
INTEREST INCOME                       $         501    $       1,424    $         316    $         638


COSTS AND EXPENSES                          (38,872)         (38,138)         (24,229)         (17,821)
                                      -------------    -------------    -------------    -------------

LOSS BEFORE TAX PROVISION                   (38,371)         (36,714)         (23,913)         (17,183)

TAX PROVISION                                  --               --               --               --
                                      -------------    -------------    -------------    -------------

NET LOSS                              $     (38,371)   $     (36,714)   $     (23,913)   $     (17,183)
                                      =============    =============    =============    =============

BASIC AND DILUTED LOSS
    PER  SHARE                        $       (0.88)   $       (0.84)   $       (0.55)   $       (0.39)
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

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Six Months Ended
                                                              September 30
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $ (38,371)   $ (36,714)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
           Changes in current assets and liabilities:
          Increase (decrease) in accounts payable            1,886       (3,065)
          Decrease (increase) in prepaid expenses           (3,576)       1,060
                                                         ---------    ---------
CASH USED IN OPERATING ACTIVITIES                          (40,061)     (38,719)
                                                         ---------    ---------


DECREASE IN CASH AND CASH EQUIVALENTS                      (40,061)     (38,719)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            208,124      274,024
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $ 168,063    $ 235,305
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

On November 26, 2003 management control of the Company was changed in connection with a tender offer. New management intends to continue operating the Company as a blind pool, as further described herein.

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

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of September 30, 2004 and for each of the six month periods ended September 30, 2004 and 2003 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2004 the results of operations for the six months ended September 30, 2004 and 2003 and the cash flows for the six months ended September 30, 2004 and 2003.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During each of the six months ended September 30, 2004 and 2003 consulting fees of $18,000 were paid to the Company's Chief Executive Officer. During each of the respective periods ended September 30, 2004 and 2003, consulting fees of $4,500 were paid to the Company's Chief Financial Officer.

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

Results of Operations

Six and Three Month Periods Ended September 30, 2004 compared to September 30, 2003

The Company has commenced no operations and has no activities other than seeking out potential business opportunities. Interest income for the six and three months ended September 30, 2004 was $501 and $316 respectively compared to the six and three months ended September 30, 2003 of $1,424 and $638 respectively. The decrease in interest income in 2004 is due to lower interest rates and decreased cash invested compared to 2003. Costs and expenses for the six and three months ended September 30, 2004 was $38,872 and $24,229 respectively compared to the six and three months ended September 30, 2003 of $38,138 and $17,821 respectively. Costs and expenses consist primarily of consulting fees, travel and legal expenses. Consulting fees in the six and three months ended September 30, 2004 and 2003 were $22,500 and $11,250 respectively. The increase in other costs and expenses during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 is primarily due to increased legal and travel expenses incurred in connection with a potential business acquisition in 2004.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

In connection with forward-looking statements contained in this Form 10-QSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking by such words as "believes," "intends" or words of a similar nature, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-QSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will be realized or the actual results will not be significantly higher or lower. These forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Form 10-QSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The inclusion of the forward-looking statements contained in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-QSB will be achieved. In light of the foregoing, readers of this Form 10-QSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

         (b) Changes in internal controls. There were no significant changes in internal control over financial reporting during out most recent completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits of the Company are included herein. Certificate of Incorporation and Bylaws
                  *3.1     Restated Certificate of Incorporation
                  *3.2     Bylaws
                  *3.3     Proposed  Certificate  of  Amendment  to the Restated
                           Certificate of Incorporation
         10.      Material Contracts
                  *10.1    1993 Stock Option Plan
                  *10.2    Form of Stock Option Agreements
                  31       Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002
                  32       Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002
                  -----------------------
                  *        Filed  in  original  registration  statement  on Form
                           SB-2,  File  No.   33-61892-FW   (the   "Registration
                           Statement") and incorporated by reference.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2004.


                                                      EMERGING GAMMA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 12, 2004.


By: /S/ ALLEN F. CAMPBELL                     Chairman of the Board and Director
   ------------------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL                      Chief Financial Officer, Secretary
   ------------------------------             and Director
   Jerry W. Jarrell