Form 10QSB
period 2004-12-31
EMERGING GAMMA CORP
filed 2005-02-09
CIK 904146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________.

                       Commission file number: 33-61890-FW


                           EMERGING GAMMA CORPORATION
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                                      72-1235452
         (State or other jurisdiction of                       (I.R.S. Employer
         Incorporation or organization)                      Identification No.)

111 Congress Avenue, Fourth Floor, Austin, Texas                    78701
    (Address of principal executive offices)                      (Zip Code)

                                 (512) 391-4970
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES  / X /                                NO  /  /

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

          YES  /  /                                 NO  / X /

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2004:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING GAMMA CORPORATION

                               Index to Form 10-Q

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

        Balance Sheets as of December 31, 2004 and March 31, 2004             2

        Statements of Operations for the Three and Nine Month Periods
           Ended December 31, 2004 and 2003                                   3

        Statements of Cash Flows for the Nine Months Ended December 31,
            2004 and 2003                                                     4

        Notes to the Financial Statements                                     5

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         6

Item 3. Controls and Procedures                                               7

                      Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     8

Item 2. Changes in Securities and Use of Proceeds                             8

Item 3. Defaults Upon Senior Securities                                       8

Item 4. Submission of Matters to a Vote of Security Holders                   8

Item 5. Other Information                                                     8

Item 6. Exhibits and Reports on Form 8-K                                      8

Signatures                                                                    9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING GAMMA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                 December 31,     March 31,
                                                                     2004            2004
                                                                 ------------    ------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $    149,582    $    208,124
   Prepaid expenses                                                     2,508             424
                                                                 ------------    ------------


             Total  assets                                       $    152,090    $    208,548
                                                                 ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $      1,125    $      4,431

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                        --              --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                              43,600          43,600
   Additional paid-in capital                                         252,231         252,231
   Accumulated deficit                                               (144,866)        (91,714)
                                                                 ------------    ------------

Total stockholders' equity                                            150,965         204,117
                                                                 ------------    ------------

Total liabilities and stockholders' equity                       $    152,090    $    208,548
                                                                 ============    ============










   The accompanying notes are an integral part of these financial statements.


                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      For the Nine     For the Nine    For the Three     For the Three
                                      Months Ended     Months Ended     Months Ended     Months Ended
                                      December 31,     December 31,     December 31,     December 31,
                                          2004             2003             2004             2003


INTEREST INCOME                       $       1,020    $       1,984    $         519    $         560

COSTS AND EXPENSES                          (54,172)         (50,802)         (15,300)         (12,664)
                                      -------------    -------------    -------------    -------------

LOSS BEFORE TAX PROVISION                   (53,152)         (48,818)         (14,781)         (12,104)

TAX PROVISION                                  --               --               --               --
                                      -------------    -------------    -------------    -------------

NET LOSS                              $     (53,152)   $     (48,818)   $     (14,781)   $     (12,104)
                                      =============    =============    =============    =============

BASIC AND DILUTED LOSS
    PER  SHARE                        $       (1.22)   $       (1.12)   $       (0.34)   $       (0.28)
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

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine Months Ended
                                                             December 31
                                                        ----------------------
                                                           2004         2003
                                                        ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                             $ (53,152)   $ (48,818)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
           Changes in current assets and liabilities:
          Increase (decrease) in accounts payable          (3,306)      (3,441)
          Decrease (increase) in prepaid expenses          (2,084)       1,060
                                                        ---------    ---------
CASH USED IN OPERATING ACTIVITIES                         (58,542)     (51,199)
                                                        ---------    ---------


DECREASE IN CASH AND CASH EQUIVALENTS                     (58,542)     (51,199)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           208,124      274,024
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $ 149,582    $ 222,825
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

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of December 31, 2004 and for each of the nine month periods ended December 31, 2004 and 2003 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2004 the results of operations for the nine months ended December 31, 2004 and 2003 and the cash flows for the nine months ended December 31, 2004 and 2003.

3.   RELATED PARTY TRANSACTIONS
     ---------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During each of the nine months ended December 31, 2004 and 2003 consulting fees of $27,000 were paid to the Company's Chief Executive Officer. During each of the respective periods ended December 31, 2004 and 2003, consulting fees of $6,750 were paid to the Company's Chief Financial Officer.

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

Results of Operations

Nine and Three Month  Periods  Ended  December 31, 2004 compared to December 31,
2003

The Company has commenced no operations and has no activities other than seeking out potential business opportunities. Interest income for the nine and three months ended December 31, 2004 was $1,020 and $519 respectively compared to the nine and three months ended December 31, 2003 of $1,984 and $560 respectively. The decrease in interest income in 2004 is due to lower interest rates and decreased cash invested compared to 2003. Costs and expenses for the nine and three months ended December 31, 2004 was $54,172 and $15,300 respectively compared to the nine and three months ended December 31, 2003 of $50,802 and $12,664 respectively. Costs and expenses consist primarily of consulting fees, travel and legal expenses. Consulting fees in the nine and three months ended December 31, 2004 and 2003 were $33,750 and $11,250 respectively. The increase in other costs and expenses during the three months ended December 31, 2004 compared to the three months ended December 31, 2003 is primarily due to increased legal and travel expenses incurred in connection with a potential business acquisition in 2004.

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

               (b)  Reports on Form 8-K

                         None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2005.


                                                      EMERGING GAMMA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 9, 2005.


By:  /S/ ALLEN F. CAMPBELL       Chairman of the Board and Director
     ---------------------
     Allen F. Campbell

By:  /S/ JERRY W. JARRELL        Chief Financial Officer, Secretary and Director
     ---------------------
     Jerry W. Jarrell