Form 10KSB
period 2005-03-31
EMERGING GAMMA CORP
filed 2005-06-28
CIK 904146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[x] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005.

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________.

                       Commission file number 33-61892-FW

                           EMERGING GAMMA CORPORATION
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                       72-1235452
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification No.)

111 Congress Avenue, 4th Floor, Austin, Texas                      78701
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2005 was $459,000. See Item 10 Executive Compensation.

     The number of shares outstanding of the issuer's classes of Common Stock as of June 28, 2005:

                 Common Stock, $1.00 Par Value -- 43,600 shares

Transitional small business disclosure format:

                                 YES [_] NO [X]

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

     On November 26, 2002, management control of the Company was changed in connection with a tender offer. Resumes of the current members of the Company's management team are provided in Part III, Item 9 of this Form 10-KSB. Current management intends to continue operating the Company as a blind pool, as further described herein.

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

     The Company may seek a business opportunity with a firm that only recently commenced operations, or developing companies that are in need of additional funds for expansion into new products or markets, or are seeking to develop a new product or service, or are an established business which may be experiencing financial or operating difficulties and are in need for additional capital. In some instances, a business opportunity may involve the acquisition or merger with a corporation that does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, management believes that there are numerous firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. The officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

     Section 3(a) of the Investment Company Act sets forth the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting, or trading in securities, or which does not engage in the business of investing, owning, holding, or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash, or cash items). The Company intends to implement its business plan in a manner, which will result in its falling outside the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will use its assets to search for, analyze, and acquire or participate in a business or opportunity by use of a method which does not involve the acquisition of investment securities as defined in the Investment Company Act.

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

Item 2.  DESCRIPTION OF PROPERTY

     The Company presently maintains its principal office at 111 Congress Avenue, 4th Floor, Austin, Texas 78701 where its telephone number is (512) 391-4970. The office space is rented including telephone, internet access, secretarial, photocopying and similar services.

Item 3.  LEGAL PROCEEDINGS

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has not traded. As of March 31, 2005, there were 303 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Selected Financial Information

     The following sets forth selected financial information as of March 31, 2001, 2002, 2003, 2004 and 2005 is qualified in its entirety by the financial statements appearing elsewhere in this report. The Company's fiscal year end is March 31st.

Balance Sheet Data
                       March 31,   March 31,   March 31,   March 31,   March 31,
                         2001        2002        2003        2004        2004
                       ---------   ---------   ---------   ---------   ---------
Cash ...............   $ 300,260   $ 293,643   $ 274,024    $208,124   $ 115,742
Total Assets .......     300,260     293,643     275,084     208,548     122,426
Total Liabilities ..       1,500       1,500       5,395       4,431       2,046
Stockholders' Equity     298,760     292,143     269,689     204,117     120,380

     The Company was formed in 1993 and has engaged in efforts intended to identify possible merger or acquisition "targets" and other organizational matters. The Company earned $1,566 in interest income during 2005 and $2,542 in 2004. The decrease in interest income in 2005 was due to lower interest rates and decrease in the amount of cash invested.

     The Company's primary activity in 2005 and 2004 has been the active pursuit of business opportunities for possible merger or acquisition. Costs and expenses for the years ended March 31, 2005 and 2004 were $85,303 and $68,114, respectively. The Company's costs and expenses consist primarily of fees paid to the Company's management, legal and travel expenses related to pursuing potential business acquisitions and office rent.

     A summary of the cost and expenses for 2005 and 2004 are as follows:

                                                  2005      2004
                                                -------   -------
                 Consulting fees - management   $45,000   $45,000
                 Legal expense                   17,071     5,172
                 Travel expense                  10,584     8,880
                 Accounting and audit expense     3,379     3,140
                 Office rent and expense          6,621     1,719
                 Transfer agent fees              1,800     2,427
                 Other expenses                     848     1,776
                                                -------   -------
                 Total costs and expenses       $85,303   $68,114
                                                =======   =======


     The increase in expenses in 2005 is primarily due to increased legal and travel expenses that totaled $27,655 in 2005 compared to $14,052 in 2004 as a result of increased activity in pursuing business opportunities. Also in 2005, the Company rented office space in Austin effective January 1, 2005; rent expense in 2005 was $5,603. The Company engages two directors to serve as Chief Executive Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month respectively. In fiscal years 2005 and 2004, the total amounts paid the two directors were $45,000 in each year.

     In 2005 the Company devoted significant time and expense to a potential business opportunity with a sports car business in Europe which was interested in expanding its market into the United States. The Company's directors devoted a significant amount of time during 2004 and 2005 to this project. The legal and travel expenses in 2005 are primarily related to this potential business combination. After numerous meetings and drafting of documents the parties were not able to reach an agreement on a business combination.

     The Company recognized net losses of $83,737 in 2005 and $65,572 in 2004. The Company expects to incur additional losses, at least for the near term, until such time that a business opportunity is completed. The Company's cash position has been reduced by the past two year's losses from $274,000 as of March 31, 2003 to $116,000 as of March 31, 2005. Should the Company be unable to complete a business transaction by September 30, 2005, the Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have agreed to discontinue their monthly fees effective September 30, 2005 and the office lease will be assumed by the Chief Operating Officer at that time to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The Company's current cash balance of $116,000 should be adequate to enable the Company to continue its operations for the next year; however, if no business acquisition is consummated in the next fiscal year; the Company will eventually deplete its cash without a future capital infusion or successful business combination.

The Company currently has a lease commitment for the office in Austin, Texas, through December 31, 2005. The rent for the nine months through December 31, 2005 is approximately $24,000.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of the Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

     (b) Changes in internal controls. There were no significant changes in internal control over financial reporting during our most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8b. Other Information

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

Name                          Age        Office with the Company
----                          ---        -----------------------

Allen F. Campbell             62         Chairman, President and Chief Executive
                                         Officer and Director

Dermot S. L. Butler           64         Director

Laurence M. Cottingham        72         Director

Jerry W. Jarrell              63         Chief Financial Officer, Secretary
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

Laurence M. Cottingham became a director on November 26, 2002, following the tender offer in September 2002 to acquire the Company. He is a management consultant advising in the areas of finance, business entity evaluation, financial restructuring, mergers, acquisitions and corporate divestitures. He also renders advice concerning the operations, planning, structure, and financing of on-going businesses with particular emphasis on cash flow, the allocation of working capital, financing structures and capital assets management. He also negotiates complex contractual relationships and collective bargaining agreements. Further he has negotiated with a foreign government a major contract package of financial incentives to establish a large manufacturing plant in that foreign country. He is familiar with international business activities. He is Co-founder and Chief Operating Officer of Deposit Finance Associates, LLC. a specialist in financing deposits between major telephone companies on international telephony.

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

     Upon presentation of a business opportunity to each Company's officers and directors, such persons may face a conflict of interest in determining which company will receive the business opportunity. The Company and Emerging Delta Corporation have adopted a policy that all potential business opportunities will first be presented to Emerging Delta Corporation, until that corporation shall have commenced serious discussions regarding a merger or acquisition and then to Emerging Gamma Corporation. Accordingly, Emerging Delta Corporation and Emerging Gamma Corporation may be simultaneously engaged in discussions with different acquisition candidates.

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

Board Committees and Meetings

Audit Committee

     Our audit committee consists of Lawrence M. Cottingham, Dermot S. L. Butler and Jerry W. Jarrell. The audit committee makes recommendations to the board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and evaluates our internal accounting procedures. The audit committee held one meeting during the fiscal year ended March 31, 2005.

Compensation Committee

     Our compensation committee consists of Dermot S. L. Butler, Lawrence M. Cottingham and Jerry W. Jarrell. The compensation committee reviews and approves compensation and benefits for our executive officers. The compensation committee also administers our compensation and stock plans and makes recommendations to the board of directors regarding such matters. The compensation committee held one meeting during the fiscal year ended March 31, 2005.

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

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (SEC). The Company is required to disclose whether it has knowledge that any person required to file such a report may have failed to do so in a timely manner. The Company believes that during fiscal year 2005, all officers, directors and persons owning more than 10 percent of equity securities subject to such reporting obligations have satisfied all Section 16(a) filing requirements.

Code of Ethics

     We plan to complete adopting a code of ethics that applies to our principal executive officers, principal financial or principal accounting officer prior to this years annual meeting of our shareholders.

Item 10.   EXECUTIVE COMPENSATION

     Compensation of officers and directors is determined by the Company's board of directors and is not subject to stockholder approval. Each officer and director may be paid for time devoted to the Company's business, and will be reimbursed for his actual out-of-pocket expenses for telephone, reproduction, travel, and miscellaneous items. Any compensation will be determined based on the Board's opinion of the value of such services. The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers and directors, and does not contemplate implementing any such plans at this time.

     The board of directors has approved the payment of a monthly fee of $3,000 to Allen Campbell effective April 1, 2003 for his services as Chief Executive Officer of the Company.

     The board of directors has approved the payment of a monthly fee of $750 to Jerry Jarrell for his services as Chief Financial Officer and Secretary of the Company. Mr. Jarrell has been paid this amount for the past five years including 2005.


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

OPTION GRANTS

No options were granted to the named executive officers during the fiscal year ended March 31, 2005.


2005 OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth information concerning the value realized upon exercise of options during fiscal year 2005 and the number and value of unexercised options held by the named executive officers at March 31, 2005. The value of the unexercised in-the-money options is based on the fair market value of our common stock as of March 31, 2005, determined by the board of directors to be $12.50 per share, minus the per share exercise price, multiplied by the number of shares underlying the option. The market value of the common stock of $12.50 is based on the tender offer price of September 16, 2002 and there has been no trading of the Company shares since the tender offer. The Company's cash has been depleted by $172,000 since the tender offer.

                     SHARES                                               VALUE OF UNEXERCISED IN-
                    ACQUIRED                  NUMBER OF UNEXERCISED         THE-MONEY OPTIONS AT
                       ON       VALUE       OPTIONS AT MARCH 31, 2005           MARCH 31, 2005
   NAME             EXERCISE   REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------          --------   --------   -----------    -------------   -----------   -------------
Allen F. Campbell      --         --         4,300            --             --             --
Jerry W. Jarrell       --         --         2,000            --             --             --

Office Use

     The Company presently maintains its principal office at 111 Congress Avenue, 4th Floor, Austin, Texas 78701. The office space is rented including telephone, internet access, secretarial, photocopying and similar services. The Company believes that such space will be adequate to conduct its affairs until a business opportunity is selected.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 31, 2005, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

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
------------------
(1) Includes Shares issuable upon exercise of options, exercisable as of March 31, 2005, to purchase 4,300 shares of Common Stock.
(2) Includes Shares issuable upon exercise of options, exercisable as of March 31, 2005, to purchase 1,500 shares of Common Stock.
(3) Includes Shares issuable upon exercise of options, exercisable as of March 31, 2005, to purchase N1,500 shares of Common Stock.
(4) Includes Shares issuable upon exercise of options, exercisable as of March 31, 2005, to purchase 2,000 shares of Common Stock.
(5) Includes Shares issuable upon exercise of options to purchase 9,300 shares of Common Stock as set forth in Notes 1, 2, 3 and 4 above.

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

-----------------------
* Filed in original registration statement on Form SB-2, File No. 33-61890-FW (the "Registration Statement") and incorporated by reference.
**   Filed herewith

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees Pannell Kerr Forster of Texas, P.C. aggregate fees billed for professional services rendered for the audit of our annual financial statements for the 2005 fiscal year and the review of the financial statements included in our Forms 10-QSB for the 2005 fiscal year were $2,554. The engagement of Pannell Kerr Forster of Texas, P.C. for the 2005 fiscal year and the scope of the audit-related services, including the audit and reviews described above were pre-approved by our audit committee.

Audit-Related Fees
     Pannell Kerr Forster of Texas, P.C. did not provide any other assurance or related service for the fiscal year 2005.

Tax Fees
     Pannell Kerr Forster of Texas, P.C. did not provide any tax-related services for the fiscal year 2005.

All Other Fees
     Pannell Kerr Forster of Texas, P.C. did not render any other services for us in 2005.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2005.

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

By: /s/ Allen F. Campbell                                  Dated:  June 28, 2005
   ------------------------------                          ---------------------
   Allen F. Campbell
   Chairman of the Board and Director
   (Principal Executive Officer)

By: /s/ Jerry W. Jarrell                                   Dated:  June 28, 2005
   ------------------------------                          ---------------------
   Jerry W. Jarrell
   Chief Financial Officer, Secretary and Director
   (Principal Financial and Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheet as of March 31, 2005                                           F-3

Statements of Operations for the Years Ended March 31, 2005 and 2004         F-4

Statements of Stockholders' Equity for the Years Ended March 31, 2005
  and 2004                                                                   F-5

Statements of Cash Flows for the Years Ended March 31, 2005 and 2004         F-6

Notes to Financial Statements                                                F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Emerging Gamma Corporation:

We have audited the accompanying balance sheet of Emerging Gamma Corporation (a Delaware corporation) as of March 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Gamma Corporation as of March 31, 2005, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.


/s/ Pannell Kerr Forster of Texas P. C.
Houston, Texas
May 20, 2005


                           EMERGING GAMMA CORPORATION

                                  BALANCE SHEET

                                 MARCH 31, 2005

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $ 115,742
     Prepaid expenses                                                            6,684
                                                                             ---------
         Total assets                                                        $ 122,426
                                                                             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                       $   2,046
                                                                             ---------
STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 50,000 shares authorized; no shares
       subscribed, issued or outstanding                                     $    --
     Common stock, $1.00 par value; 200,000 shares authorized; 43,600
       issued and outstanding                                                   43,600
     Additional paid-in capital                                                252,231
     Retained earnings (deficit)                                              (175,451)
                                                                             ---------
         Total stockholders' equity                                            120,380
                                                                             ---------
         Total liabilities and stockholders' equity                          $ 122,426
                                                                             =========












The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                             2005        2004
                                                           --------    --------
INTEREST INCOME                                            $  1,566    $  2,542
COSTS AND EXPENSES                                          (85,303)    (68,114)
                                                           --------    --------
NET LOSS BEFORE TAX PROVISON                                (83,737)    (65,572)

TAX PROVISION                                                  --          --
                                                           --------    --------
NET LOSS                                                   $(83,737)   $(65,572)
                                                           ========    ========
BASIC AND DILUTED LOSS PER SHARE                           $  (1.92)   $  (1.50)
                                                           ========    ========
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
        SHARES OUTSTANDING                                   43,600      43,600
                                                           ========    ========


















The accompanying notes are an integral part of these financial statements.


                           EMERGING GAMMA CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                Common Stock
                           -----------------------   Additional     Retained
                            Number of                  Paid-in      Earnings
                             Shares        Amount      Capital     (Deficit)      Total
                           ----------   ----------   ----------   ----------    ----------
BALANCE - March 31, 2003       43,600   $   43,600   $  252,231   $  (26,142)   $  269,689
NET LOSS                         --           --           --        (65,572)      (65,572)
                           ----------   ----------   ----------   ----------    ----------
BALANCE - March 31, 2004       43,600       43,600      252,231      (91,714)      204,117
NET LOSS                         --           --           --        (83,737)      (83,737)
                           ----------   ----------   ----------   ----------    ----------
BALANCE - March 31, 2005       43,600   $   43,600   $  252,231   $ (175,451)   $  120,380
                           ==========   ==========   ==========   ==========    ==========






















The accompanying notes are an integral part of these financial statements.


                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                     2005         2004
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $ (83,737)   $ (65,572)
       Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities--
           (Increase) decrease in prepaid expenses                    (6,260)         636
           Decrease in accounts payable                               (2,385)        (964)
                                                                   ---------    ---------

               Net cash used in operating activities                 (92,382)     (65,900)
                                                                   ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                (92,382)     (65,900)

CASH AND CASH EQUIVALENTS - beginning of year                        208,124      274,024
                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS - end of year                            $ 115,742    $ 208,124
                                                                   =========    =========
















   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004

1.  DESCRIPTION OF ORGANIZATION:

Emerging Gamma Corporation (the "Company") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, one similar company was formed, managed by the same officers and directors, which are engaged in the same business. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative. Should the Company be unable to complete a business transaction by September 30, 2005, the Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have agreed to discontinue their monthly fees effective September 30, 2005 and the office lease will be assumed by the Chief Operating Officer at that time to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The Company's current cash balance should be adequate to enable the Company to continue its operations for the next year; however, if no business acquisition is consummated in the next fiscal year; the Company will eventually deplete its cash without a future capital infusion or successful business combination.

On November 26, 2002 management control of the Company was changed in connection with a tender offer. Management continues operating the Company as a blind pool, as further described herein.

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

2.  SIGNIFICANT ACCOUNTING POLICIES:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2005, all cash was invested in a money market account.

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

There are no temporary differences between financial reporting and tax basis of assets and liabilities. The Company has incurred a cumulative loss from operations since inception. Therefore, a full valuation allowance has been provided against the deferred tax asset resulting from the net operating loss
(NOL) carryforward. No benefit was provided for the net loss incurred in 2005 or 2004. The net operating loss carryforward at March 31, 2005 was approximately $179,000 which will be available to offset future taxable income, NOL carryforwards will expire beginning in 2008 through 2025.

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

4.   RELATED PARTY TRANSACTIONS:

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During 2005 and 2004, monthly fees of $3,000 and $750 were paid to the Company's Chief Executive Officer and to the Company's Chief Financial Officer, respectively.

5.   STOCK OPTION PLAN:

The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 85% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options (110% if the optionee holds 10% or more of the Company's common stock).

A summary of the Company's stock options as of March 31, 2005 and 2004 and changes during the years then ended are presented below:

                                                Number         Weighted-Average
                                              of Shares         Exercise Price
     Outstanding at March 31, 2003              9,300               $14.35
          Granted                                --                   --
          Exercised                              --                   --
          Canceled                               --                   --
     Outstanding at March 31, 2004              9,300               $14.35
          Granted                                --                   --
          Exercised                              --                   --
          Canceled                               --                   --
     Outstanding at March 31, 2005              9,300               $14.35
                                               ======
     Exercisable at March 31, 2005              9,300               $14.35
                                               ------

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

7.   NEW ACCOUNTING PRONOUNCEMENT ISSUED BUT NOT YET ADOPTED

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," This standard requires that companies measure and record the fair value of their stock based compensation awards at fair value on the date they are granted to employees. This fair value is determined based on a variety of assumptions, including volatility rates, forfeiture rates and the option pricing model used (e/g. binomial or Black Scholes). These assumptions could significantly differ from those currently utilized. This standard is effective for the first interim period of the first fiscal year beginning after December 15, 2005 (the Company's fiscal year beginning April 1,
2006), at which time companies can select whether they will apply the standard retroactively by restating their historical financial statements or prospectively for new stock-based compensation arrangements and the unvested portion of existing arrangements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replaccement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.