Form 10QSB
period 2005-06-30
EMERGING GAMMA CORP
filed 2005-08-11
CIK 904146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

                                 (512) 391-4970
                                 --------------
                (Issuer's telephone number, including area code)

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

                                 YES / / NO /X/

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2005:

                  Common Stock, $1.00 Par Value - 43,600 shares

                           EMERGING GAMMA CORPORATION

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

        Balance Sheets as of June 30, 2005 and March 31, 2005                  2

        Statements of Operations for the Three Months Ended June 30, 2005
        and 2004                                                               3

        Statements of Cash Flows for the Three Months Ended June 30, 2005
        and 2004                                                               4

        Notes to the Financial Statements                                      5

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          6

Item 3. Controls and Procedures                                                7

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                      8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds            8

Item 3. Defaults Upon Senior Securities                                        8

Item 4. Submission of Matters to a Vote of Security Holders                    8

Item 5. Other Information                                                      8

Item 6. Exhibits                                                               8

Signatures                                                                     9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING GAMMA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                  June 30,    March 31,
                                                                   2005         2005
                                                                 ---------    ---------
                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $  93,989    $ 115,742
   Prepaid expenses                                                  6,100        6,684
                                                                 ---------    ---------

              Total assets                                       $ 100,089    $ 122,426
                                                                 =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $   2,461    $   2,046
                                                                 ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                     --           --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                           43,600       43,600
   Additional paid-in capital                                      252,231      252,231
   Accumulated earnings (deficit)                                 (198,203)    (175,451)
                                                                 ---------    ---------

Total stockholders' equity                                          97,628      120,380
                                                                 ---------    ---------

Total liabilities and stockholders' equity                       $ 100,089    $ 122,426
                                                                 =========    =========












   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            Three Months Ended
                                                                 June 30
                                                           --------------------
                                                             2005        2004
                                                           --------    --------
INTEREST INCOME                                            $    649    $    185

COSTS AND EXPENSES                                          (23,401)    (14,643)
                                                           --------    --------

LOSS BEFORE TAX  PROVISION                                  (22,752)    (14,458)

TAX PROVISION                                                  --          --
                                                           --------    --------

NET LOSS                                                   $(22,752)   $(14,458)
                                                           ========    ========

BASIC AND DILUTED LOSS PER  SHARE                          $  (0.52)   $  (0.33)
                                                           ========    ========

WEIGHTED AVERAGE NUMBER OF BASIC
   AND  DILUTED SHARES OUTSTANDING                           43,600      43,600
                                                           ========    ========













   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Three Months Ended
                                                                June 30
                                                         ----------------------
                                                            2005         2004
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $ (22,752)   $ (14,458)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Increase in accounts payable                            415          151
       Decrease in prepaid expenses                            584          424
                                                         ---------    ---------
CASH USED IN OPERATING ACTIVITIES                          (21,753)     (13,883)
                                                         ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                      (21,753)     (13,883)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            115,742      208,124
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $  93,989    $ 194,241
                                                         =========    =========



















   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF ORGANIZATION
     ---------------------------

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005.

General Business and Nature of Operations
-----------------------------------------

Emerging Gamma Corporation (the "Company" or "Gamma") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, one similar company was formed which is managed by the same officers and directors and is engaged in the same business. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative. Should the Company be unable to complete a business transaction by September 30, 2005, the Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have agreed to discontinue their monthly fees effective
September 30, 2005 and the office lease will be assumed by the Chief Executive Officer at that time to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The Company's current cash balance should be adequate to enable the Company to continue its operations for this fiscal year; however, if no business acquisition is consummated in this fiscal year; the Company will eventually deplete its cash without a future capital infusion or successful business combination.

On November 26, 2002 management control of the Company was changed in connection with a tender offer. New management continues operating the Company as a blind pool, as further described herein.

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

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of June 30, 2005 and for the three months ended June 30, 2005 and 2004 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2005 the results of operations for the three months ended June 30, 2005 and 2004 and the cash flows for the three months ended June 30, 2005 and 2004.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the three months ended June 30, 2005 and 2004 fees of $9,000 were paid to the Company's Chief Executive Officer. During the respective periods ended June 30, 2005 and 2004, fees of $2,250 were paid to the

Company's Chief Financial Officer. Should the Company be unable to complete a business transaction by September 30, 2005, the Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have agreed to discontinue their monthly fees effective September 30, 2005 and the office lease will be assumed by the Chief Executive Officer at that time to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

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

Results of Operations

Three Month Period Ended June 30, 2005 compared to June 30, 2004

     The Company was formed in 1993 and has engaged in efforts intended to identify possible merger or acquisition "targets" and other organizational matters. The Company has commenced no operations and has no activities. The Company earned interest income for the three months ended June 30, 2005 and 2004 were $649 and $185, respectively. The increase in interest income in 2005 is due to higher interest rates compared to 2004.

     The Company's primary activity in 2005 and 2004 has been the active pursuit of business opportunities for possible merger or acquisition. Costs and expenses for the three months ended June 30, 2005 and 2004 were $23,401 and $14,643, respectively. The Company's costs and expenses consist primarily of fees paid to the Company's management, legal and travel expenses related to pursuing potential business acquisitions and office rent.

      A summary of the cost and expenses for 2005 and 2004 are as follows:

                                                2005       2004
                                              --------   -------
               Consulting fees - management   $ 11,250   $11,250
               Legal expense                     1,029       667
               Travel expense                    2,267     1,300
               Accounting and audit expense        710       964
               Office rent and expense           7,272      --
               Transfer agent fees                 450       450
               Other expenses                      423        12
                                              --------   -------
               Total costs and expenses       $ 23,401   $14,643
                                              --------   -------

     The increase in expenses in 2005 is primarily due to the Company renting office space in Austin effective January 1, 2005. Rent expense for the three months ending June 30, 2005 was $7,272. The Company engages two directors to serve as Chief Executive Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month, respectively. The total amounts paid the two directors for the three months ending June 30, 2005 and 2004 were $11,250 in each period.

     The three months ending June 30, 2005 and 2004 resulted in net losses of $22,752 and $14,458 respectively. The Company expects to incur additional losses, at least for the near term, until such time that a business opportunity is completed. The Company's cash position has been reduced primarily by the past year's losses from $194,000 as of June 30, 2004 to $94,000 as of June 30, 2005. Should the Company be unable to complete a business transaction by September 30, 2005, the Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have agreed to discontinue their monthly fees effective
September 30, 2005 and the office lease will be assumed by the Chief Executive Officer at that time to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The Company's current cash balance of $94,000 should be adequate to enable the Company to continue its operations for this fiscal year; however, if no business acquisition is consummated in this fiscal year; the Company will eventually deplete its cash without a future capital infusion or successful business combination.

The Company currently has a lease commitment for the office in Austin, Texas, through December 31, 2005. The rent for the six months through December 31, 2005 is approximately $18,000. Should the Company be unable to complete a business transaction by September 30, 2005, the Company's director who serves as Chief Executive Officer has agreed to assume the office lease effective October 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

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


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None


Item 6.  EXHIBITS

         (a)      Exhibits.
                  *3.1     Restated Certificate of Incorporation
                  *3.2     Bylaws
                  *3.3     Proposed  Certificate  of  Amendment  to the Restated
                           Certificate of Incorporation
                  *10.1    1993 Stock Option Plan
                  *10.2    Form of Stock Option Agreements
                  31       Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002
                  32       Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002
                           *Filed with Registration Statement on Form SB-2, File
                           No. 33-61892-FW (the Registration Statement) and incorporated by reference.

         (b)      Reports of Form 8-K.
                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2005.


                                                      EMERGING GAMMA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 11, 2005.


By: /S/ ALLEN F. CAMPBELL                     Chairman of the Board and Director
   ------------------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL                      Chief Financial Officer, Secretary
   ------------------------------             and Director
   Jerry W. Jarrell