Form 10QSB
period 2005-09-30
EMERGING GAMMA CORP
filed 2005-11-14
CIK 904146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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

                           YES /X/       NO / /

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                           YES / /       NO /X/

                      APPLICABLE ONLY TO CORPORATE ISSUER'S

State the number of shares outstanding of each of the issuer's classes of common equity as of latest practical date:

     43,600 shares of Common Stock, $1.00 Par Value as of November 11, 2005

    Transitional Small Business Disclosure Format (check one): YES / / NO /X/

                           EMERGING GAMMA CORPORATION

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION

Item 1.      Financial Statements                                           Page
                                                                            ----

             Balance Sheets as of September 30, 2005 and March 31, 2005        2

             Statements of Operations for the Three and Six Month Periods
                Ended September 30, 2005 and 2004                              3

             Statements of Cash Flows for the Six Months Ended September
                30, 2005 and 2004                                              4

             Notes to the Financial Statements                                 5

Item 2.      Management's Discussion and Analysis or Plan of Operations        6

Item 3.      Controls and Procedures                                           8

                           Part II. OTHER INFORMATION

Item 1.      Legal Proceedings                                                 8

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds       8

Item 3.      Defaults Upon Senior Securities                                   8

Item 4.      Submission of Matters to a Vote of Security Holders               8

Item 5.      Other Information                                                 8

Item 6.      Exhibits and Reports on Form 8-K                                  9

Signatures                                                                    10


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING GAMMA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                 September 30,       March 31,
                                                                      2005             2005
                                                                 -------------    -------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $      78,449    $     115,742
   Prepaid expenses                                                       --              6,684
   Employee travel advances                                              1,000             --
                                                                 -------------    -------------
      Total current assets                                              79,449          122,426
                                                                 -------------    -------------

              Total assets                                       $      79,449    $     122,426
                                                                 =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $       3,127    $       2,046

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                         --               --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                               43,600           43,600
   Additional paid-in capital                                          252,231          252,231
   Accumulated deficit                                                (219,509)        (175,451)
                                                                 -------------    -------------

Total stockholders' equity                                              76,322          120,380
                                                                 -------------    -------------

Total liabilities and stockholders' equity                       $      79,449    $     122,426
                                                                 =============    =============




   The accompanying notes are an integral part of these financial statements.


                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      For the Six      For the Six      For the Three    For the Three
                                      Months Ended     Months Ended     Months Ended     Months Ended
                                      September 30,    September 30,    September 30,    September 30,
                                           2005             2004             2005             2004
                                      -------------    -------------    -------------    -------------
INTEREST INCOME                       $       1,263    $         501    $         614    $         316


COSTS AND EXPENSES                          (45,321)         (38,872)         (21,920)         (24,229)
                                      -------------    -------------    -------------    -------------

LOSS BEFORE TAX PROVISION                   (44,058)         (38,371)         (21,306)         (23,913)


TAX PROVISION                                  --               --               --               --
                                      -------------    -------------    -------------    -------------

NET LOSS                              $     (44,058)        $(38,371)   $     (21,306)   $     (23,913)
                                      =============    =============    =============    =============

BASIC AND DILUTED LOSS
    PER  SHARE                        $       (1.01)   $       (0.88)   $       (0.49)   $       (0.55)
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

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Six Months Ended
                                                         September 30
                                                    ----------------------
                                                       2005         2004
                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                         $ (44,058)   $ (38,371)

   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Changes in current assets and liabilities:
         Increase in accounts payable                   1,081        1,886
         (Increase) decrease in prepaid expenses        6,684       (3,576)
          Increase in employee travel advances         (1,000)        --
                                                    ---------    ---------

CASH USED IN OPERATING ACTIVITIES                     (17,481)     (40,061)
                                                    ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                 (37,293)     (40,061)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       115,742      208,124
                                                    ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $  78,449    $ 168,063
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

General Business and Nature of Operations
-----------------------------------------

Emerging Gamma Corporation (the "Company" or "Gamma") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, one similar company was formed, which is managed by the same officers and directors and is engaged in the same business. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have discontinued their monthly fees effective September 30, 2005 and the office lease was assumed by the Chief Executive Officer at that time to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The Company's current cash balance should be adequate to enable the Company to continue its operations for this fiscal year; however, if no business acquisition is consummated in this fiscal year; the Company will eventually deplete its cash without a future capital infusion or successful business combination.

On November 26, 2003 management control of the Company was changed in connection with a tender offer. The new management intends to continue operating the Company as a blind pool, as further described herein.

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

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of September 30, 2005 and for each of the six and three month periods ended September 30, 2005 and 2004 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2005 the results of operations for the six and three months ended September 30, 2005 and 2004 and the cash flows for the six months ended September 30, 2005 and 2004.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. The Company engages two directors to serve as Chief Executive Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month, respectively. The total amounts paid the two directors for the six and three months ending September 30, 2005 and 2004 were $22,500 and $11,250 respectively. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have discontinued their monthly fees effective September 30, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations

Six and Three Month Periods Ended September 30, 2005 compared to September 30, 2004

The Company has commenced no operations and has no activities other than seeking out potential business opportunities. The Company earned interest income during the six and three months ended September 30, 2005 of $1,263 and $614 respectively compared to the six and three months ended September 30, 2004 of $501 and $316 respectively. The increase in interest income in 2005 is due to higher interest rates.

The Company's primary activity in 2005 and 2004 has been the active pursuit of business opportunities for possible merger or acquisition. Costs and expenses for the six and three months ended September 30, 2005 were $45,321 and $21,920 respectively compared to the six and three months ended September 30, 2004 of $38,872 and $24,229 respectively. The Company's costs and expenses consist primarily of fees paid to the Company's management, office rent, legal fees and travel expenses related to pursuing potential business acquisitions.


A summary of the costs and expenses for the six and three months ended September
30, 2005 and 2004 are as follows:

                                For the Six Months Ended    For the Three Months Ended
                                      September 30                 September 30
                                   2005          2004           2005          2004
                               -----------    -----------   -----------    -----------
Consulting fees - management   $    22,500    $    22,500   $    11,250    $    11,250
Legal expense                        1,299          6,234           270          5,567
Travel expense                       2,290          7,300            23          6,000
Accounting and audit expense         1,795          1,769         1,085            805
Office rent and expense             16,523            169         8,828            157
Transfer agent fees                    914            900           464            450
                               -----------    -----------   -----------    -----------
Total costs and expenses       $    45,321    $    38,872   $    21,920    $    24,229
                               ===========    ===========   ===========    ===========

     The increase in expenses in 2005 is primarily due to the Company renting office space in Austin effective January 1, 2005. Rent expense for the six and three months ending September 30, 2005 was $16,523 and $8,828 respectively compared to the six and three months ending September 30, 2004 of $169 and $157 respectively. The office lease has been assumed by the Chief Executive Officer effective October 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

     The Company engages two directors to serve as Chief Executive Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month, respectively. The total amounts paid the two directors for the six and three months ending September 30, 2005 and 2004 were $22,500 and $11,250 respectively. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have discontinued their monthly fees effective September 30, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

     The decrease in legal and travel expense in 2005 is due to 2004 including legal and travel expenses related to a business opportunity that was not successful.

     The six and three months ending September 30, 2005 resulted in net losses of $44,058 and $21,306 respectively compared to the six and three months ending September 30, 2004 of $38,371 and $23,913 respectively. The Company expects to incur additional losses, at least for the near term, until such time that a business opportunity is completed. The Company's cash position has been reduced primarily by the current period's losses from $116,000 as of March 31, 2005 to $78,000 as of September 30, 2005. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have discontinued their monthly fees effective September 30, 2005 and the office lease was assumed by the Chief Executive Officer at that time to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The Company's current cash balance of $78,000 should be adequate to enable the Company to continue its operations for this fiscal year; however, if no business acquisition is consummated in this fiscal year; the Company will eventually deplete its cash without a future capital infusion or successful business combination.

The Company currently has a lease commitment for the office in Austin, Texas, through December 31, 2005. The rent for the three months through December 31, 2005 is approximately $9,000. The Company's director who serves as Chief Executive Officer has assumed the office lease effective October 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

In connection with forward-looking statements contained in this Form 10-QSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking by such words as "believes,""intends" or words of a similar nature, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-QSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will be realized or the actual results will not be significantly higher or lower. These forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Form 10-QSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The inclusion of the forward-looking statements contained in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-QSB will be achieved. In light of the foregoing, readers of this Form 10-QSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

Item 1.        LEGAL PROCEEDINGS
               None

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
               None

Item 3.        DEFAULTS UPON SENIOR SECURITIES
               None

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

Item 5.        OTHER INFORMATION

               Code of Business and Ethical conduct. The Company's board of directors adopted on October 25, 2005 a Code of Business and Ethical Conduct (the "Code") as provided under Section 406 of the Sarbanes-Oxley Act of 2002. The Code applies to all of the company's directors, chief executive officer, chief financial officer and all employees. The Code is filed with the Company's September 30, 2005 Form 10-QSB as Exhibit 10.3.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits of the Company are included herein. Certificate of Incorporation and Bylaws
            *3.1    Restated Certificate of Incorporation
            *3.2    Bylaws
            *3.3    Proposed   Certificate   of   Amendment   to  the   Restated
                    Certificate of Incorporation

     10.  Material Contracts
          * 10.1    1993 Stock Option Plan
          * 10.2    Form of Stock Option Agreements
          **10.3    Code of Business and Ethical Conduct as adopted  pursuant to
                    Section 406 of Sarbanes-Oxley Act of 2002
            31      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            32      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     -----------------------

          *Filed in original registration statement on Form SB-2, File No. 33-61890-FW (the "Registration Statement") and incorporated by reference.
         **Filed with this Form 10-QSB
     (b)  Reports on Form 8-K
            None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.


                                                      EMERGING GAMMA CORPORATION


                                                   By: /S/ ALLEN F. CAMPBELL
                                                      --------------------------
                                                      Allen F. Campbell
                                    Chairman

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 14, 2005.


By:  /S/ ALLEN F. CAMPBELL       Chairman of the Board and Director
     -------------------------
     Allen F. Campbell

By:  /S/ JERRY W. JARRELL        Chief Financial Officer, Secretary and Director
     -------------------------
     Jerry W. Jarrell