Form 10QSB
period 2005-12-31
EMERGING GAMMA CORP
filed 2006-02-10
CIK 904146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

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

                  YES  /X /                                 NO  / /

                           APPLICABLE ONLY TO CORPORATE ISSUER'S

State the number of shares outstanding of each of the issuer's classes of common equity as of latest practical date:

     43,600 shares of Common Stock, $1.00 Par Value as of February 10, 2006

Transitional Small Business Disclosure Format (check one): YES / / NO / X /

                           EMERGING GAMMA CORPORATION

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page
                                                                            ----

         Balance Sheets as of December 31, 2005 and March 31, 2005             2

         Statements of Operations for the Three and Nine Month Periods
         nded December 31, 2005 and 2004                                       3

         Statements of Cash Flows for the Nine Months Ended
         December 31, 2005 and 2004                                            4

         Notes to the Financial Statements                                     5

Item 2.  Management's Discussion and Analysis or Plan of Operations          6-7

Item 3.  Controls and Procedures                                               8

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           9

Item 3.  Defaults Upon Senior Securities                                       9

Item 4.  Submission of Matters to a Vote of Security Holders                   9

Item 5.  Other Information                                                     9

Item 6.  Exhibits and Reports on Form 8-K                                      9

Signatures


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                           EMERGING GAMMA CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                 December 31,     March 31,
                                                                     2005            2005
                                                                 ------------    ------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $     76,038    $    115,742
    Prepaid expenses                                                     --             6,684
                                                                 ------------    ------------
      Total current assets                                             76,038         122,426
                                                                 ------------    ------------

              Total assets                                       $     76,038    $    122,426
                                                                 ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $      4,747    $      2,046

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 50,000 shares authorized;
     no shares subscribed, issued and outstanding                        --              --
   Common stock, $1.00 par value; 200,000 shares authorized;
     43,600 shares issued and outstanding                              43,600          43,600
   Additional paid-in capital                                         252,231         252,231
   Accumulated deficit                                               (224,540)       (175,451)
                                                                 ------------    ------------

Total stockholders' equity                                             71,291         120,380
                                                                 ------------    ------------

Total liabilities and stockholders' equity                       $     76,038    $    122,426
                                                                 ============    ============











   The accompanying notes are an integral part of these financial statements.


                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      For the Nine    For the Nine     For the Three    For the Three
                                      Months Ended    Months Ended     Months Ended     Months Ended
                                      December 31,    December 31,     December 31,     December 31,
                                          2005             2004             2005             2004
                                     -------------    -------------    -------------    -------------

INTEREST INCOME                      $       1,871    $       1,020    $         608    $         519

COSTS AND EXPENSES                         (50,960)         (54,172)          (5,639)         (15,300)
                                     -------------    -------------    -------------    -------------

LOSS BEFORE TAX PROVISION                  (49,089)         (53,152)          (5,031)         (14,781)

TAX PROVISION                                 --               --               --               --
                                     -------------    -------------    -------------    -------------

NET LOSS                             $     (49,089)   $     (53,152)   $      (5,031)   $     (14,781)
                                     =============    =============    =============    =============

BASIC AND DILUTED LOSS
    PER SHARE                        $       (1.13)   $       (1.22)   $       (0.12)   $       (0.34)
                                     =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF BASIC
    AND DILUTED SHARES OUTSTANDING          43,600           43,600           43,600           43,600
                                     =============    =============    =============    =============





















   The accompanying notes are an integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Nine Months Ended
                                                              December 31
                                                         ----------------------
                                                            2005         2004
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $ (49,089)   $ (53,152)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
           Changes in current assets and liabilities:
          Increase (decrease) in accounts payable            2,701       (3,306)
          (Increase) decrease in prepaid expenses            6,684       (2,084)
                                                         ---------    ---------
CASH USED IN OPERATING ACTIVITIES                          (39,704)     (58,542)
                                                         ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                      (39,704)     (58,542)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            115,742      208,124
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $  76,038    $ 149,582
                                                         =========    =========
























  The accompanying notes are and integral part of these financial statements.

                           EMERGING GAMMA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF ORGANIZATION
     ---------------------------

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005.

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

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements as of December 31, 2005 and for each of the nine and three month periods ended December 31, 2005 and 2004 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2005 the results of operations for the nine and three months ended December 31, 2005 and 2004 and the cash flows for the nine months ended December 31, 2005 and 2004.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. The Company engages two directors to serve as Chief Executive Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month respectively. During the nine and three months ended December 31, 2005 total amounts paid the two directors were $22,500 and $11,250 respectively, compared to nine and three months ended December 31, 2004 of $33,750 and $11,250 respectively. In 2005 the two directors have discontinued their monthly fees effective September 30, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

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

Results of Operations

Nine and Three Month  Periods  Ended  December 31, 2005 compared to December 31,
2004

 The Company has commenced no operations and has no activities other than seeking out potential business opportunities. The Company earned interest income during the nine and three months ended December 31, 2005 of $1,871 and $608 respectively compared to the nine and three months ended December 31, 2004 of $1,020 and $519 respectively. The increase in interest income in 2005 is due to higher interest rates.

Costs and expenses for the nine and three months ended December 31, 2005 were $50,960 and $5,639 respectively compared to the nine and three months ended December 31, 2004 of $54,172 and $15,300 respectively. The Company's costs and expenses consist primarily of fees paid to the Company's management, office rent, legal fees and travel expenses related to pursuing potential business acquisitions.


A summary of the costs and expenses for the nine and three months ended December
31, 2005 and 2004 are as follows:

                               For the Nine Months Ended   For the Three Months Ended
                                      December 31                  December 31
                                   2005          2004          2005           2004
                               -----------   -----------   -----------    -----------
Consulting fees - management   $    22,500   $    33,750   $      --      $    11,250
Legal expense                        2,424         7,021         1,125            787
Travel expense                       3,290         8,792         1,000          1,492
Accounting and audit expense         3,595         2,564         1,800            795
Office rent and expense             17,266           695           743            526
Transfer agent fees                  1,375         1,350           461            450
Other expenses                         510          --             510           --
                               -----------   -----------   -----------    -----------
Total costs and expenses       $    50,960   $    54,172   $     5,639    $    15,300
                               ===========   ===========   ===========    ===========


     The Company engages two directors to serve as Chief  Executive  Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month, respectively. The total amounts paid the two directors for the nine and three months ending December 31, 2005 were $22,500 and $ -0- respectively compared to the nine and three months ending December 31, 2004 of $33,750 and $11,250 respectively. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have discontinued their monthly fees effective September 30, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

     The increase in office rent and expense in 2005 is primarily due to the Company renting office space in Austin effective January 1, 2005. Rent and office expense for the nine and three months ending December 31, 2005 was $17,266 and $743 respectively compared to the nine and three months ending December 31, 2004 of $695 and $526 respectively. The office lease has been assumed by the Chief Executive Officer effective October 1, 2005 to conserve the Company's remaining cash to be used to continue pursuing business opportunities.

     The decrease in legal and travel expense in 2005 is due to 2004 including legal and travel expenses related to a business opportunity that was not successful.

     The nine and three months ending December 31, 2005 resulted in net losses of $49,089 and $5,031 respectively compared to the nine and three months ending December 31, 2004 of $53,152 and $14,781 respectively. The Company expects to incur additional losses, at least for the near term, until such time that a business opportunity is completed. The Company's cash position has been reduced primarily by the current period's losses from $115,742 as of March 31, 2005 to $76,038 as of December 31, 2005. The Company's two directors who serve as Chief Executive Officer and Chief Financial Officer have discontinued their monthly fees effective September 30, 2005 and the office lease was assumed by the Chief Executive Officer at that time to conserve the Company's remaining cash to be used to continue pursuing business opportunities. The Company's current cash balance of $76,038 should be adequate to enable the Company to continue its operations for this fiscal year; however, if no business acquisition is consummated in this fiscal year; the Company will eventually deplete its cash without a future capital infusion or successful business combination.

The Company's lease commitment for the office in Austin, Texas, expired December 31, 2005. The Company has no commitments at this time.

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

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         Code of Business and Ethical conduct. The Company's board of directors adopted on October 25, 2005 a Code of Business and Ethical Conduct (the "Code") as provided under Section 406 of the Sarbanes-Oxley Act of 2002. The Code applies to all of the Company's directors, chief executive officer, chief financial officer and all employees. The Code was filed with the Company's September 30, 2005 Form 10-QSB.


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

         10.      Material Contracts

                  *10.1    1993 Stock Option Plan
                  *10.2    Form of Stock Option Agreements
                  **10.3   Code of  Business  and  Ethical  Conduct  as  adopted
                           pursuant to Section 406 of Sarbanes-Oxley Act of 2002
                  31       Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002
                  32       Certification  Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002
         -----------------------
         *        Filed in original  registration  statement on Form SB-2,  File
                  No.   33-61890-FW   (the    "Registration    Statement")   and
                  incorporated by reference.
         **       Filed with September 30, 2005 Form 10-QSB
         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2006.


                                                      EMERGING GAMMA CORPORATION


                                                      By: /S/ ALLEN F. CAMPBELL
                                                         -----------------------
                                                         Allen F. Campbell
                                                         Chairman

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 10, 2006.


By: /S/ ALLEN F. CAMPBELL        Chairman of the Board and Director
   ----------------------
   Allen F. Campbell

By: /S/ JERRY W. JARRELL         Chief Financial Officer, Secretary and Director
   ----------------------
   Jerry W. Jarrell