Form 10KSB
period 2006-03-31
Sunburst Pharmaceuticals Inc
filed 2006-07-14
CIK 904146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006.

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________.

     Commission file number 33-61892-FW

                           GAMMA PHARMACEUTICALS INC.
                     (formerly, Emerging Gamma Corporation)
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                               72-1235452
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   2225 Angelfire Street, Las Vegas, NV 89128
               (Address of principal executive offices) (Zip Code)

                                 (702) 953-6446
                (Issuer's telephone number, including area code)

     Securities registered under Section 12(b) or 12(g) of the Act: None

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. |_|

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

     State issuer's revenues for its most recent fiscal year: None

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $660,350.

     The number of shares outstanding of the issuer's classes of Common Stock as of June 28, 2006:

     Common Stock, $0.001 Par Value - 10,051,000 shares

     Transitional small business disclosure format: YES [_] NO [X]

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for historical information contained herein, this Annual Report on Form 10-KSB contains certain forward-looking information based on our current expectations. The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement. The words "may," "should," "plans," "believe," "anticipate," "estimate," "expect," their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to, those risk factors outlined in the section titled "Risk Factors". You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission ("SEC") after the date of this Annual Report.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

Technology Transfer Agreement

     On April 7, 2006, Gamma Pharmaceuticals Inc. (formerly Emerging Gamma Corporation), a Delaware corporation (the "Company", "Gamma", "we", "us" or "our") entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") with Mr. Peter Cunningham, Mr. Joseph Cunningham and Mr. Hao Zhang, individuals ("Assignors" or "New Management"), pursuant to which we have obtained all copyrights, trademarks, and know-how (collectively, "Transferred Technology") to a portfolio of vitamin and nutriceutical products and personal care products. The Transferred Technology is based on proprietary formulation technology, and we believe such technology represents improved versions of branded products currently being marketed by other companies. Assignors have developed a proprietary-marketing platform for (i) the Greater China (Peoples Republic of China [China], Hong Kong and Republic of China [Taiwan]) healthcare, vitamins and nutriceutical markets, over-the-counter ("OTC") pharmaceutical markets, and personal care markets and (ii) the United States vitamins and nutriceutical markets, OTC pharmaceutical markets, and personal care markets. We believe that the products, technologies and marketing platform will enable us to pursue a specialized business model for succeeding in these Greater China and United States markets.

     Under the Technology Transfer Agreement, the Company has acquired all copyrights, trademarks, trade secrets and know how for a product line of 10 vitamins and nutriceuticals, and a product line of personal care products including IceDrops, an alcohol based hand sanitizer (together "New Products"). The products have been formulated to be in compliance with prevailing regulations of the appropriate government regulatory agencies in China, Taiwan, Hong Kong and the U.S. Final submission of labeling and product performance claims, to the same regulatory agencies, is pending. We intend to take the necessary steps to market the products in these jurisdictions and will undertake manufacturing through qualified third party sources. In all of these major markets, New Management has experience marketing and selling similar products.

     The Company now has an up-scale suite of consumer products including:

          o    Hand Sanitizer Lotion, water free
          o    Hand Sanitizer Lotion with Aloe, water free
          o    Supplement multivitamins, 4 fruit flavors (for children)
          o    Supplement Calcium, 4 fruit flavors
          o    Supplement Vitamin C, orange flavor
          o    Adjunctive supplement Immune booster
          o    Adjunctive supplement energy booster
          o    Adjunctive supplement for improved cognition
          o    Adjunctive   supplement   for   reducing   the  side  effects  of
               chemotherapy
          o Adjunctive supplement for symptoms of type II diabetes and pre-diabetes
          o    Adjunctive supplement for the symptoms of menopause
          o    Adjunctive supplement for stress reduction

     Copyright protection is secured for all of the New Products' formulations except for the adjunctive supplement for the symptoms of menopause, for which an application for copyright is being submitted and awaiting receipt of a copyright registration number. The products will be tailored to the target market segments by age group, purchasing power, lifestyle, medical condition or therapeutic objective. The product mix is segmented by package size so as to meet price points in major retail channels such as convenience stores (small pack), pharmacy and supermarket (standard pack), and hypermarkets (large pack).

     In consideration for the Transferred Technology, the Company issued 242,811 shares of its common stock to Mr. Peter Cunningham, 138,069 shares of its common stock to Mr. Joseph Cunningham, and 95,220 shares of its common stock to Mr. Hao Zhang. This aggregate of 476,100 shares represents 90% of Gamma's currently outstanding shares of common stock. Following the Company's 18 for 1 stock dividend, effective May 15, 2006, the aggregate number of shares owned by these 3 persons was 9,045,500.

     Upon the effectiveness of the Technology Transfer Agreement, Gamma's Board of Directors has resigned and has been replaced by Mr. Peter Cunningham, as Chairman of the Board of Directors, Mr. Joseph Cunningham, Company Secretary, and Mr. Hao Zhang. Gamma's officers also resigned and were replaced by Mr. Peter Cunningham (Chief Executive Officer), Mr. Joseph Cunningham (Chief Financial Officer and Secretary), and Mr. Hao Zhang (Chief Marketing Officer). Following the effectiveness of the Technology Transfer Agreement, the name of the Company was changed from Emerging Gamma Corporation to Sunburst Pharmaceuticals, Inc. and, as of July 14, 2006, was changed again to Gamma Pharmaceuticals Inc.

     In connection with the consummation of the Technology Transfer Agreement and the Employment Agreements (described below), the address of our principal executive officers was changed to 2225 Angelfire Street, Las Vegas, Nevada 89128. The Company plans to move to new larger office space as the situation merits.

Employment Agreements with New Management

     Also on April 7, 2006, Gamma executed five-year employment agreements (the "Employment Agreements") with Mr. Peter Cunningham, Chief Executive Officer ("CEO") and designated Chairman of the Board of Directors, Mr. Joseph Cunningham, Chief Financial Officer ("CFO") and designated member of the Board of Directors and Company secretary and Mr. Hao Zhang, Chief Marketing Officer ("CMO") and designated member of the Board of Directors. Pursuant to the Employment Agreements, each of the members of New Management is required to devote his full time professional activities to the conduct of the business of the Company.

     Mr. Peter Cunningham became Gamma's new Chief Executive Officer, effective April 7 2006. He will receive an annual base salary of $125,000 and various benefits afforded to the Company's other executives. If Gamma terminates Mr. Peter Cunningham for any reason not specified or Gamma does not give Mr. Peter Cunningham notice of non-renewal on or before the four-year anniversary date of his Employment Agreement, it will be obligated to pay Mr. Peter Cunningham six months base salary plus any earned but unpaid bonus and benefits.

     Mr. Joseph Cunningham became Gamma's new Chief Financial Officer, effective April 7, 2006. He will receive an annual base salary of $120,000, and various benefits afforded to the Company's other executives. If Gamma terminates Mr. Joseph Cunningham for any reason not specified or Gamma does not give Mr. Joseph Cunningham notice of non-renewal on or before the four-year anniversary date of his Employment Agreement, it will be obligated to pay Mr. Joseph Cunningham six months base salary plus any earned but unpaid bonus and benefits.

     Mr. Hao Zhang became Gamma's new Chief Marketing Officer, effective April 7, 2006. He will receive an annual base salary of $115,000, and various benefits afforded to the Company's other executives. If Gamma terminates Mr. Hao Zhang for any reason not specified or Gamma does not give Mr. Hao Zhang notice of non-renewal on or before the four-year anniversary date of his Employment Agreement, it will be obligated to pay Mr. Hao Zhang six months base salary plus any earned but unpaid bonus and benefits.

Letter Agreement

     The Technology Transfer Agreement and the Employment Agreements were entered into pursuant to the terms of a Letter Agreement dated March 7, 2006, which was amended and restated effective as of April 7, 2006, between the Company and Joseph Cunningham, acting on behalf of New Management. In addition to outlining the intention of the Company and New Management to enter into the Technology Transfer Agreement and the Employment Agreements, such Letter Agreement also included the following additional terms:

         (a) The Company was to replace the outstanding stock options of its four (4) resigning Directors with stock grants totaling 9,300 shares (pre-18 for 1 stock dividend).

         (b) Upon the effective date of the Technology Transfer Agreement, the Company was to pay Allen Campbell, the Company's resigning Chief Executive Officer and Chairman of the Board, a success fee in the amount of $35,000 in cash and 10,000 shares of common stock (after the 18 for 1 stock dividend). Mr. Campbell also received a $5,000 due diligence fee.

         (c) New Management was to seek to raise $3,000,000 of private equity from investors in the U.S., Europe and Asia, and if they fail to do so within eight (8) months, former management, on behalf of Company shareholders, may request that the Technology Transfer Agreement be terminated and the Employment Agreements be terminated without severance pay, in which case the Company is to return to New Management all intellectual property transferred pursuant to the Technology Transfer Agreement in return for all shares issued to New Management.

         (d) Former officers and directors, Allen Campbell and Jerry Jarrell, were to receive a compensation bonus of 10,000 shares of Gamma common stock (following the 18 for 1 stock dividend) and to serve as advisors to the Board of Directors.

History and Development of the Company

     The Company was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions that the Board of Directors, in its discretion, believed to be good opportunities. In 2002, after a tender offer for the Company's shares, a new Board of Directors succeeded the original Board, but maintained the same goal of seeking out new business opportunities. This goal led to the acquisition of the Transferred Technology and new business described above in connection with the Technology Transfer Agreement. Such acquisition has also resulted in bringing into the Company specialized management to enable the Company to use the new technology to develop a business based on the marketing and sale of vitamins and nutriceuticals, OTC pharmaceutical products and personal care products in Greater China and the United States. However, the marketing of vitamins and nutriceuticals, OTC pharmaceuticals and personal care products in Greater China and vitamins and nutriceuticals and personal care products in the U.S., or any other business opportunity in which the Company ultimately participates, will likely be highly risky and speculative. The Company's current cash balance will not be adequate for the Company to continue its operations for this fiscal year; and, in order to compete in this or any other new business opportunity an additional cash infusion will be required and without such additional cash infusion the Company will very quickly deplete its current cash reserve.

Corporate Development

     On April 7, 2006, Gamma entered into the aforementioned Technology Transfer Agreement and Employment Agreements, and Gamma's officers and directors changed.

The future of the business is now entrusted to Mr. Peter Cunningham, Chief Executive Officer, Mr. Joseph Cunningham, Chief Financial Officer, and Mr. Hao Zhang, Chief Marketing Officer.

     Together these events represent a material change in our business profile. We will now seek to exploit business opportunities in the vitamin and nutriceuticals industry in the greater China regional marketplace including the Peoples Republic of China, Hong Kong, Macau, and Taiwan and in the United States.

Capitalization

     As of June 30, 2006, following the issuance of shares to New Management, a reduction in par value from $1.00 to $.001 per share, and the 18 for 1 stock dividend, the authorized capital of the Company consists of: (i) 20,000,000 shares of common stock ("Common Stock"), par value $.001, of which 10,051,000 shares are issued and outstanding, and (ii) 500,000 shares of preferred stock ("Preferred Stock"), par value $.001, no shares of which are issued and outstanding. The Company, as of June 30, 2006, had no outstanding warrants, options or convertible loans.

Our Business

     On April 7, 2006, we entered into a Technology Transfer Agreement for a new line of consumer goods in the vitamins and nutriceuticals sector focused mainly on the greater China healthcare, vitamins and nutriceutical goods, OTC pharmaceutical, and personal care product markets and in the United States vitamins and nutriceuticals and personal care product markets. Also on April 7, 2006, we hired a new Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer. New Management is experienced operating in the greater China and US markets and has a marketing platform and proprietary technologies that we believe will provide Gamma with a specialized business model for use in developing a greater China consumer goods and OTC pharmaceutical business.

Our Growth Strategy

     Our strategy is to focus initially on developing, marketing and selling products in the Lifestyle of Health & Sustainability ("LOHAS") marketplace. (LOHAS is a term popularized by the Natural Marketing Institute for the American Botanical Council and others). The LOHAS market is an identifiable consumer category. In the LOHAS category, there are found high growth sub-segments of selected vitamins and nutriceuticals, over-the-counter ("OTC") pharmaceutical products, and personal care products. We believe that these categories of the LOHAS market are fast developing, in both Greater China and the United States. We further believe that the Greater China market offers the fastest path to grow revenues and achieve profitability in this business. In China, the economy has grown between 8% and 10% in each year of this decade. According to IMS Market Prognosis Asia 2003 - 2007, the pharmaceutical industry is expected to grow at 11% in 2006 and 11.3% in 2007, and the OTC pharmaceutical market (IMS classifies vitamins and nutriceuticals in their OTC pharmaceutical analysis) is expected to see the fastest growth, nearly 30% per year. In the United States, LOHAS is the fastest growing market in the nutritional supplement category, and according to research reports from the LOHAS Market Review, the U.S. LOHAS market grew by approximately 1% new joiners and 10% new spending per year to reach $355 billion in 2004. The Natural Marketing Institute for the American Botanical Council reports that the LOHAS market now includes more than 14% of the population in the U.S., or conservatively 40 million persons. The Hartman Group, a market research company, classifies certain vitamins, nutriceuticals and OTC pharmaceutical products as "wellness products." They report that nearly $66 billion was spent on wellness products in 2004. At that level of spending, the wellness products category accounts for approximately 25% of the spending amongst the LOHAS consumer category.

     Under New Management, the Company will aim to become a technology and formulation leader in the wellness products category of the fast growing LOHAS market. Our new management team has experience with formulation, production and commercialization for medicated confectionary supplement products and personal care products. We have proprietary formulations for vitamin and nutritional supplements, and have developed formulations for adjunctive therapies for type II diabetes, symptoms of menopause, cognition, stress reduction, and relief from selected side effects of chemotherapies. Also, we expect to be a leader in personal care products. For example, the new products acquired by the Company include one of the leading hand sanitizer products currently on the market in Beijing, China.

     Our management team has decades of experience in the personal care, OTC pharmaceutical and prescription pharmaceutical industries worldwide and, in particular, in Asia. We have developed our product offering to take advantage of the following market place characteristics:

          o High incidence and high growth of targeted medical conditions and lifestyle objectives;
          o Identifiable market segments for our products and known consumer purchasing patterns by targeted customers;
          o High growth markets in Asia including Greater China and in the United States;
          o Low cost manufacturing or repacking mainly from China but also located in the United States;
          o    Multi-tiered price points for product and market differentiation;
               and
          o    Branded consumer product preferences.

     We believe the combination of the above marketplace characteristics, combined with our management expertise and products, will enable our business model to achieve long term sustained profitability.

     We will initially develop our corporate infrastructure as a marketing and sales organization. We will not initially seek to acquire manufacturing in China but will instead look to leverage New Management's contacts and expertise to outsource manufacturing to a third party original equipment manufacturer ("OEM"). We believe this will provide us with an advantage in cost of goods sold manufacturing margins and improve our return on assets. We may, in the future, look to acquire or partner more closely with a single manufacturer for certain products. Our objective is to utilize New Management's marketing and sales abilities and resources to generate revenue and establish a market presence in key product categories that can be expanded as we develop local capacity in

Asia. Our aim is to establish a known and recognized product brand that, we believe, will attract attention from local suppliers and retailers who will seek to carry our product offerings.

     Our corporate organization today is comprised of a US based headquarters in Las Vegas, Nevada. In the future we expect to incorporate a wholly owned subsidiary in Hong Kong to facilitate doing business in greater China. We also expect to open a Representative Office in Beijing China and to appoint a Representative in China. We plan to use a variety of contract and third party resources in China and will undertake all invoicing for their services from our Hong Kong subsidiary.

Employees

     We have three employees. We intend to hire additional full time employees to fill specific functions in our organization. We will also hire part-time or independent contractors in connection with certain projects in Greater China and the United States. We expect to have full-time-equivalent employees working directly for our distributors, manufacturers, and advertising and public relations agencies. We will vary employment as product demand dictates.

Intellectual Property

     Our performance and ability to compete depends to a significant degree on our proprietary knowledge. We rely or intend to rely on a combination of patent, copyright and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights.

     On April 7, 2006, we entered into a Technology Transfer Agreement pursuant to which we have obtained all copyrights, trademarks, and know-how to a portfolio of vitamin and nutriceutical products and personal care products. This Transferred Technology is based on proprietary formulation technology that we believe represents improved versions of certain current branded products now being marketed by other companies.

Products

     We plan to develop additional vitamins and nutriceuticals and personal care products suitable for both the Greater China market and the United States market. All of our formulations are or will be copyright protected. The products we intend to sell will be tailored to the targeted market segments by age group, purchasing power, lifestyle, medical condition or therapeutic objective. The product mix will then be segmented again by package size so as to meet price points in major retail channels such as convenience stores (small pack), pharmacy and supermarket (standard pack), and hypermarkets (large pack).

Manufacturing

     At this time, we intend to contract to manufacture our products with leading supply manufacturers. We believe that this is a lower-risk strategy and will preserve capital investment particularly during the next 12-month period. We believe that there is a surplus of manufacturing capacity for our products in China and in the United States and as such, pricing pressure may result in manufacturers allowing for price concessions, providing us additional support for managing our gross margins. We will aim to diversify our manufacturing where possible so not to become too dependent on any one manufacturing group. New Management has worked with several manufacturing groups in the past and we believe the relationship with these groups will help the Company to quickly organize its manufacturing resources.

Raw materials

     The principal raw materials required in our operations are vitamins, minerals, herbs, confectionary base and packaging components. We will purchase the majority of our vitamins, minerals and herbs from raw material manufacturers and distributors in North America and Asia. We believe that there are adequate sources of supply for all of our principal raw materials. We also believe that our strong relationships with our suppliers will yield improved quality, pricing and overall service to our customers. Although there can be no assurance that our sources of supply for our principal raw materials will be adequate in all circumstances, in the event that such sources are not adequate, we believe that alternate sources can be developed in a timely and cost-effective manner.

Distribution

     We will focus on expanding our distribution channels and networks in order to extend our sales network coverage in all major provinces and cities of Asia including Greater China and the west coast of the United States. This expansion of distribution networks we believe will enable us to introduce our new products into target markets more effectively. We will use exclusive and non-exclusive third party distributors for specific products and specific distribution territories.

     We will seek to hire regional sales representatives and embed certain specialists with our distribution partners on a full time equivalent basis. We also plan to use commission-based sales specialists. Although there can be no assurance of our success, our objective is to expand into approximately 10,000 retail outlets in Asia and the United States over the next 18 months. By diversifying our distribution base we will not have to rely on any single group for the bulk of our sales.

Competition

     The market for vitamins and nutritional supplement products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and availability of new products. We believe we can compete favorably in all of these areas.

     Our direct competition consists primarily of publicly and privately owned companies, which tend to be highly fragmented in terms of both geographical market coverage and product categories. We also compete with companies that may have broader product lines and/or larger sales volumes. Our products will also compete with nationally advertised brand name products. Most of the national brand companies have resources greater than our resources.

     There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers, including mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores. Many companies within the industry are privately held. Therefore, we are unable to precisely assess the size of all of our competitors or where we rank in comparison to such privately held competitors with respect to sales to retailers.

Industry Overview

     China

     China is one of the world's major producers of ingredients for pharmaceuticals, herbal supplements, nutritional supplements and personal care products. The Chinese Statistics Bureau reports that, as of April 2003, in the Chinese pharmaceutical industry, including the OTC pharmaceutical segment, there were approximately 6,300 pharmaceutical manufacturers operating in China, with the capacity to produce 1,350 prescription drugs and more than 8,000 traditional Chinese medicines (typically herbal supplements or herbal competitors to synthetic pharmaceutical products). In 2000, China's pharmaceutical industry had aggregate sales of US$28.2 billion, which represented a 22% increase over aggregate sales in 1999. According to the Chinese Statistics Bureau, in 2002, China exported approximately US$3.43 billion in pharmaceutical products, consisting primarily of western medicines, and imported US$2.33 billion in western medicines.

     Due in part to the relaxation of trade barriers following China's accession to the World Trade Organization ("WTO") in January 2002, we believe China will become one of the world's largest pharmaceutical markets by the middle of the twenty-first century. As a result, we believe the Chinese market presents a significant opportunity for both domestic and foreign drug manufacturers. With the Chinese accession to the WTO, the Chinese pharmaceutical industry is gearing up to face the new patent regime that is required by WTO regulation, and the Chinese government has begun to reduce its average tariff on pharmaceuticals. China has also agreed that foreign companies will be allowed to import most products, including pharmaceuticals, into any part of China.

     Foreign companies are expected to benefit from China's WTO accession in four significant areas: First, they will be able to acquire a larger share of the Chinese market. Second, they may be able to gain increased control over their distribution networks and may not have to rely on the complex and costly Chinese supply network. Third, open competition will give foreign drug companies a better chance of having their products included on China's provincial and municipal lists of drugs that are subject to state reimbursement. Finally, the intellectual property rights of foreign drug companies will be accorded enhanced protection. However, given China's past performance in adhering to international agreements, there can be no assurance that any or all of these benefits will be achieved.

     The development of the retail drugstore sector in China since the most recent round of healthcare reforms began in 1998 has been rapid. Chain drugstores soon followed; since the promulgation of Chain Drugstores Regulations in 1998, more than 260 companies have been approved by the State Drug Administration ("SDA") as chain drugstores. Of the roughly 120,000 Chinese retail pharmacies as of December 2002, 260 were chain drugstore enterprises that managed in the aggregate 5,096 retail outlets. According to recent industry figures, there are an average of 26 retail drugstores for each chain; and the largest chain had a total of 231 interregional retail outlets. As of December 2002, the largest retail sales of a chain drugstore in China amounted to RMB300.0 million, or US$36.59 million.

     United States

     In the United States, LOHAS is the fastest growing market in the nutritional supplement category, and according to research reports from the LOHAS Market Review, the U.S. LOHAS market grew by approximately 1% new joiners and 10% new spending per year to reach $355 billion in 2004. The Natural Marketing Institute for the American Botanical Council reports that the LOHAS market now includes more than 14% of the population in the U.S., or conservatively 40 million persons. The Hartman Group, a market research company, classifies certain vitamins, nutriceuticals and OTC pharmaceutical products as "wellness products." They report that nearly $66 billion was spent on wellness products in 2004. At that level of spending, the wellness products category accounts for approximately 25% of the spending amongst the LOHAS consumer category.

Government Regulation

     China

     Our principal sales market initially will be in the People's Republic of China. For certain products we will be subject to China's (OTC) Pharmaceutical Administrative Law, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations of the law. We will also be subject to China's Food Sanitation Law, which provides the food sanitation standards to be followed by manufacturers and distributors. Our products are subject to registration as foods with the Food and Drug Administration ("FDA") and their equivalent organizations in all countries. In China, the equivalent organization is the SFDA (State Food & Drug Administration). We are currently planning to use a representative office located in Beijing PRC to represent our commercial activities in the PRC and to direct contracting to our US headquarters through our planned Hong Kong subsidiary. For such an organization arrangement we will be subject to the foreign company provisions of the Company Law of China, which governs the conduct of representative offices and their appointed representatives. Additionally, we will also be subject in varying degrees to regulations and the permit system administered by the Chinese government.

     United States

     The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission, or FTC, the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture, the Environmental Protection Agency, and also by various agencies of the states and localities in which our products are sold. In particular, the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act, or FDCA, regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, and of over-the-counter, or

OTC, drugs, while the FTC regulates the advertising of these products, and the Postal Service regulates advertising claims with respect to such products sold by mail order.

                                  RISK FACTORS

The business, financial condition and operating results of Gamma could be adversely affected by any of the following factors, in which case the value of the equity securities of Gamma could decline, and investors could lose part or all of their investment. The risks and uncertainties described below are not the only ones that the Company faces. Additional risks and uncertainties not presently known to management, or that management currently thinks are immaterial, may also impair future business operations.

RISKS RELATING TO OUR COMPANY.

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

     We have a limited operating history. We were established in 1993, for the purpose of seeking out business opportunities, including acquisitions that the Board of Directors, in its discretion, believes to be good opportunities. Pursuant to the Technology Transfer Agreement and the Employment Agreements with New Management the Company is poised to begin operations in the field of OTC pharmaceuticals, vitamins, and supplements. The Company will be heavily dependent on the skills, talents, and abilities of its New Management to successfully implement its business plan. The marketing and sale of vitamins, nutriceuticals, OTC pharmaceutical and personal care products is highly risky and speculative. The Company's current cash balance will not be adequate for the Company to continue its operations for this fiscal year; and, in order to compete in this new business opportunity an additional cash infusion will be required and without such additional cash infusion the Company will very rapidly deplete its current cash reserve. In such event, the Company may be forced to cease operations and investors' shares would become worthless.

     Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the growing market for vitamins and nutriceuticals in Greater China and the United States. Some of these risks and uncertainties relate to our ability to:

          o    offer products to attract and retain a larger customer base;
          o    attract additional customers and increased spending per customer;
          o increase awareness of our brands and continue to develop customer loyalty;
          o    respond to competitive market conditions;
          o    respond to changes in our regulatory environment;
          o    manage risks associated with intellectual property rights;
          o    maintain effective control of our costs and expenses;
          o    raise sufficient capital to sustain and expand our business;
          o    attract, retain and motivate qualified personnel; and

          o    upgrade  our  technology  to  support  additional   research  and
               development of new products.

     If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We will need additional capital to fund our operations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

     The Company currently has less than $5,000 in cash. New Management plans to raise $3,000,000 of private equity capital to begin executing its business plan, but there can be no assurance that the Company will be able to raise such funds. Even if we are able to raise the initial $3,000,000 of capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition;
(3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

     If we cannot obtain initial or additional funding, we may be required to:

          o    limit our marketing efforts; and
          o    decrease or eliminate capital expenditures.

     Such reductions could materially adversely affect our business and our ability to compete.

     Even if we do find a source of initial and additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

     We need to manage growth in operations to maximize our potential growth and achieve our expected revenues.

     In order to maximize potential growth in our current and potential markets, we believe that we must expand our marketing operations. To fund our anticipated expansion, we need an increased amount of working capital. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

If we are not able to implement our strategies in achieving our business objectives, our business operations and financial performance may be adversely affected.

     Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

We  may  have  difficulty  defending  our  intellectual   property  rights  from
infringement.

     We regard our service marks, trademarks, copyrights, trade secrets, and similar intellectual property as critical to our success. We will rely on trademark, copyright, patent and trade secret law, as well as confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. We have registered a trademark in the United States and will seek to utilize our US trademark approval in all markets of interest including the People's Republic of China. No assurance can be given that our copyrights, trademarks or other intellectual property will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantage to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

     We intend to sell our products mainly in China, the United States and other significant territories in the greater China area including Hong Kong, Macau, Taiwan, (Greater China) and South Korea. Asia including Greater China will remain our primary market for the foreseeable future. We are looking at other markets, but we do not have immediate plans to market our products into any other countries or regions. Other than the United States, China and Hong Kong we have not applied for any trademark or patent protection in any other countries but intend to do so in the near future. Therefore, the measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

Intense competition from existing and new entities may adversely affect our revenues and profitability.

     We compete with other companies, many of whom are developing or can be expected to develop products similar to ours. Our market is a large market with many competitors. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to brand our products and create brand awareness for our brands so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

The products and the processes we use could expose us to substantial liability.

     We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that have received regulatory approval for commercial sale. We plan to carry insurance policies which are customary for enterprises in our industry. We do not expect any special restrictions or exceptions attached to this coverage other than fraudulent or criminal conducts on part of the claimant.

We depend on our key management personnel and the loss of their services could adversely affect our business.

     We will place substantial reliance upon the efforts and abilities of our executive officers, Peter Cunningham, our Chairman and Chief Executive Officer; Joseph Cunningham, our Chief Financial Officer and Hao Zhang, Chief Marketing Officer. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals. On April 7, 2006, we entered into employment agreements with each of our three key executive officers.

We may never pay any dividends to our shareholders.

     Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our future success will depend on our ability to anticipate and respond in a timely manner to changing consumer demands.

     Our future success will depend on our products' appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our products do not meet consumer demands, our sales may decline. In addition, our growth depends upon our ability to develop new products through product line extensions and product modifications, which involve numerous risks. We may not be able to accurately identify consumer preferences and translate our knowledge into customer-accepted products or successfully integrate these products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our margins. Furthermore, product development may divert management's attention from other business concerns, which could cause sales of our existing products to suffer. We cannot assure you that newly developed products will contribute favorably to our operating results.

If the Company's products fail to perform properly, its business could suffer with increased costs and reduced income.

     The Company's products may fail to meet consumer expectations. Failure of our products to meet expectations could:

          o    damage its reputation;
          o    decrease sales;
          o    incur costs related to returns;
          o    delay market acceptance of its products;
          o    result in unpaid accounts receivable; and
          o    divert its resources to reformulation or alternative products.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

     Effective internal controls are necessary for us to provide financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

There could be changes in government regulations towards the pharmaceutical, health supplement and food industries that may adversely affect our business.

     The import, manufacture and sale of food products, supplements, and personal care products in the PRC is heavily regulated by many state, provincial and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability will depend to a large extent on our ability to obtain regulatory approvals.

     The State Food and Drug Administration of China recently implemented new guidelines for licensing of food and supplement products. All manufacturers, importers and marketers are subject to business license approval and achievement of quality standards for consumer protection as outlined in the regulations.

     Moreover, the laws and regulations regarding acquisitions of any of food, personal care, supplement or pharmaceutical industries in the PRC may also change and may significantly impact our ability to grow through acquisitions.

There are risks associated with the Chinese economy that is in transition from a command economy to a market economy.

     A substantial amount of our business will be located in the PRC, and much of our revenue will likely be sourced from the PRC. Accordingly, our results of operations and financial position are subject to a significant degree to economic, political and legal developments in the PRC, including the following risks:

Economic, political and social conditions and government policies in China could have a material adverse effect on our business, financial condition and results of operations.

     The economy of China differs from the economies of most developed countries in many respects, including, but not limited to:

          o    structure                     o    capital re-investment
          o    government involvement        o    allocation of resources
          o    level of development          o    control of foreign exchange
          o    growth rate                   o    rate of inflation

     The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industries by imposing industrial policies. It also exercises significant control over Chinese economic growth through allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

     Policies and other measures taken by the PRC government to regulate the economy could have a significant negative impact on economic conditions in China, with a resulting negative impact on our business. For example, our financial condition and results of operations may be materially and adversely affected by:

          o new laws and regulations and the interpretation of those laws and regulations;
          o the introduction of measures to control inflation or stimulate growth;
          o    changes in the rate or method of taxation;
          o the imposition of additional restrictions on currency conversion and remittances abroad; or
          o any actions which limit our ability to develop, produce, import or sell our products in China, or to finance and operate our business in China.

Further movements in exchange rates may have a material adverse effect on our financial condition and results of operations.

     We expect that the majority of our China sales will be denominated in Renminbi and our export sales will be denominated primarily in U.S. dollars. In addition, we expect to incur a portion of our cost of sales in Euros, U.S. dollars, Australian Dollars and Canadian Dollars in the course of our purchase of imported production equipment and raw materials. Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People's Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable. However, starting from July 21, 2005, the PRC government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. As a result, the Renminbi is no longer directly pegged to the U.S. dollar. The exchange rate of the U.S. dollar against the Renminbi was adjusted from approximately RMB8.28 per U.S. dollar on July 20, 2005 to RMB8.11 per U.S. dollar on July 21, 2005. The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

Governmental control of currency conversion may affect the value of your investment.

     The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of China. We expect to receive the majority of our revenues in Renminbi. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at is discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

We will be subject to restrictions on making payments from China.

     We are incorporated in the State of Delaware and at present do not have any assets or conduct any business operations, but our plan is for our initial business to be conducted in China. As a result, we will rely on payments or dividends from our China cash flow to fund our corporate overhead and regulatory obligations. The PRC government also imposes controls on the conversion of Renminibi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. If we are unable to receive all of the revenues from our operations through contractual or dividend arrangements, we may be unable to pay dividends on our shares of common stock.

Uncertainties with respect to the PRC legal system could adversely affect us.

     We will conduct our business in China primarily through a representative office in the PRC. A representative office in China is limited in its commercial activities. We will use our representative office for marketing and sales administration for sales conducted between China and our parent company or designate. Our operations in China will be governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

     Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully-integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

It may be difficult to effect service of process upon us or our directors or senior management who live in the PRC or to enforce any judgments obtained from non-PRC courts.

     Initially, the majority of our operations will be conducted within the PRC. In addition, one of our Directors and executive officers resides in China. You may experience difficulties in effecting service of process upon us, our Director or our senior management as it may not be possible to effect such service of process inside China. In addition, we are advised that China does not have treaties with the United States and many other countries providing for reciprocal recognition and enforcement of court judgments. Therefore, recognition and enforcement in China of judgments of a court in the United States or certain other jurisdictions may be difficult or impossible.

RISKS RELATING TO OUR STOCK

An active trading market for our common stock may not develop or be sustained.

     There can be no assurance as to when and if the shares of common stock will become quoted on any stock exchange and, even if the shares of common stock are quoted, there can be no assurance that an active trading market will develop for such shares. If an active public trading market does not develop or continue, investors have limited liquidity and may be forced to hold their shares of our common stock for an indefinite period of time. Further, the prices and volume of trading in the Company's common stock may be adversely affected if its securities are not listed or quoted.

Our Certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors.

     Our certificate of incorporation has authorized issuance of up to 500,000 shares of preferred stock ("Preferred Stock") in the discretion of its board of directors. Any undesignated shares of Preferred Stock may be issued by our board of directors; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such Preferred Stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers.

We cannot guaranty the existence of an established public trading market.

     We plan to make an application for a common stock ticker symbol on the OTC Bulletin Board, but a regular trading market for our securities may not be sustained in the future. The National Association of Securities Dealers ("NASD") has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. We cannot determine the effect of these rule changes and other proposed changes on the OTC Bulletin Board at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the

"NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

          o    the  issuance  of new  equity  securities  pursuant  to a  future offering;
          o    changes in interest rates;
          o    competitive developments,  including announcements by competitors
               of  new  products  or  services  or   significant   contracts  or
               acquisitions,
          o    strategic partnerships, joint ventures or capital commitments;
          o    variations in quarterly operating results;
          o    change in financial estimates by securities analysts;
          o    the depth and liquidity of the market for our common stock;
          o investor perceptions of our company and the OTC pharmaceutical, nutritional supplement and personal care industries generally; and
          o    general economic and other national conditions.

     There may be short selling activities in the market where our common stock is quoted. Short-selling is market selling position not backed by any possession of the subject shares. Often such short sales are conducted by speculators. Short-selling may further depress our common stock price.

Broker-dealer requirements may affect the trading and liquidity of shares of our common stock.

     Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

     Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market.

The sale of material amounts of our common stock could reduce the price of our common stock and encourage short sales.

     Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. See "Security Ownership of Certain Beneficial Owners and Management" for information about the ownership of common stock by our current executive officers, directors and principal shareholders.

Existing shareholders may experience some dilution.

     There is no current trading of our common stock, and we have no outstanding warrants. If we raise additional funds through the issuance of new equity or equity-linked securities, other than on a pro rata basis to our existing shareholders, the percentage ownership of the existing shareholders may be reduced. Existing shareholders may experience subsequent dilution and/or such newly issued securities may have rights, preferences and privileges senior to those of the existing shareholders.

Our principal shareholders, current executive officers and directors own a significant percentage of our company and will be able to exercise significant influence over our company.

     Our principal shareholders, current executive officers and directors together beneficially own over 90% of our common stock. Accordingly, if acting together, these shareholders will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business. As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring shareholder action, including approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. See "Security Ownership of Certain Beneficial Owners and Management" for information about the ownership of common stock by our current executive officers, directors and principal shareholders.

Item 2.   DESCRIPTION OF PROPERTY

     In connection with the consummation of the Technology Transfer Agreement and the Employment Agreements, the address of the Company's principal executive office was changed to 2225 Angelfire Street, Las Vegas, Nevada 89128. Such office comprises approximately 300 square feet. The Company pays no rent for this headquarters space, which is in good condition. This office space is owned by the Company's new Chief Executive Officer and Chairman of the Board, Peter Cunningham. The Company plans to move to new, larger space, as merited.

Item 3.   LEGAL PROCEEDINGS

     We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, or our Company's officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Effective April 4, 2006 we amended our Certificate of Incorporation, to increase our authorized shares of common stock from 200,000 to 20,000,000 and its authorized shares of preferred stock from 50,000 shares to 500,000 shares. This amendment was accomplished through a shareholder meeting in which approximately 70% of the outstanding shares were present and voted for the amendment. Effective April 25, 2006, we further amended our Certificate of Incorporation to reduce the par value of our common and preferred stock from $1.00 to $.001 per share. Such amendment was necessary to issue the 476,100 shares to the Assignors under the Technology Transfer Agreement, and further anticipated the planned 18 for 1 stock dividend. In addition, we amended our Certificate of Incorporation to change our name from Emerging Gamma Corporation to Sunburst Pharmaceuticals, Inc., and then on July 14, 2006 changed our name once again to Gamma Pharmaceuticals, Inc. These latter three (3) amendments were made pursuant to written consent of the New Management, who own 90% of the outstanding shares of the Company.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock has not traded. As of June 30, 2006, there were approximately 303 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion covers operations of the Company through March 31, 2006, the end of the Company's most recent fiscal year and prior to the execution of the Technology Transfer Agreement and issuance of shares to New Management.

Selected Financial Information

     The following sets forth selected financial information as of March 31, 2002, 2003, 2004, 2005 and 2006 is qualified in its entirety by the financial statements appearing elsewhere in this report. The Company's fiscal year end is March 31st.

Balance Sheet Data

                      March 31   March 31   March 31   March 31   March 31
                        2002       2003       2004       2005       2006
-------------------   --------   --------   --------   --------   --------
Cash...............   $293,643   $274,024   $208,124   $115,742   $ 61,215
Total Assets.......    293,643    275,084    208,548    122,426     61,215
Total Liabilities..      1,500      5,395      4,431      2,046     20,705
Shareholders Equity    292,143    269,689    204,117    120,380     40,510


     The Company was formed in 1993 and, through March 31, 2006, engaged in efforts intended to identify possible merger or acquisition "targets" and other organizational matters. The Company earned $ 2,539 in interest income during 2006 and $1,566 in 2005. The increase in interest income in 2006 was due to higher interest rates.

     The Company's primary activity in 2006 and 2005 was the active pursuit of business opportunities for possible merger or acquisition. Costs and expenses for the years ended March 31, 2006 and 2005 were $82,409 and $85,303, respectively. The Company's costs and expenses consist primarily of fees paid to the Company's management, legal and travel expenses related to pursuing potential business acquisitions and office rent.

     A summary of the cost and expenses for 2005 and 2006 are as follows:

                                                2006      2005
                                              -------   -------
          Consulting fees - management        $22,500   $45,000
          Legal expense                        31,019    17,071
          Travel expense                        3,291    10,584
          Accounting and audit expense          4,195     3,379
          Office rent and expense              18,986     6,621
          Transfer agent fees                   1,908     1,800
          Other expenses                          510       848
                                              -------   -------

          Total costs and expenses            $82,409   $85,303
                                              =======   =======

     The decrease in expenses in 2006 is primarily due to consulting fees that totaled $22,500 in 2006 compared to $45,000 in 2005 as a result of a narrowing of activity in pursuing business opportunities. Also in 2006, the Company rented office space in Austin effective January 1, 2005; rent expense in 2006 was $12,745. The Company engaged two directors to serve as Chief Executive Officer and as Chief Financial Officer at the rate of $3,000 and $750 per month, respectively. In fiscal years 2005 and 2006, the total amounts paid the two directors were $45,000 and $22,500, respectively.

     In fiscal 2006, the Company devoted significant time and expense to a potential business opportunity with a group that owned a suite of intellectual property for vitamins and nutriceuticals aimed primary at Chinese consumers. The net result of our efforts was the signing of a Letter of Intent on March 7, 2006, to acquire the intellectual property and to employ three principal officers in our Company.

     The Company recognized net losses of $79,870 in 2006 and $83,737 in 2005. The Company expects to incur additional losses, at least for the near term, until such time that its newly acquired business is operational and profitable. The Company's cash position has been reduced by the past three year's losses from $274,000 as of March 31, 2003 to $61,215 as of March 31, 2006. The
Company's cash balance of $61,215 as of March 31, 2006 will not be adequate to enable the Company to continue its operations for the next year. Without an infusion of capital the Company will deplete its cash which will effect our ability to find a successful commercial opportunities or a business combination.

     The Company had a lease commitment for the office in Austin, Texas, through December 31, 2005. The rent for the nine months through December 31, 2005 was approximately $12,745. This lease has since expired and the Company has moved offices to 2225 Angelfire Street, Las Vegas, NV 89128, where no rent is currently required.

Liquidity and Capital Resources

     As of the date of this Annual Report on Form 10-KSB, the Company has less than $5,000 in available cash. Accordingly, without a cash infusion the Company will be unable to meet its liquidity requirements for the next twelve (12) months. New Management will seek an initial investment by way of a private placement of up to $3,000,000 of its common stock. New Management plans to raise this private capital in the United States, Europe and Asia. New Management has held initial discussions with investment banks in the United States to represent the Company, but there can be no assurance that such investment banks will represent the Company or will be successful in raising the necessary funds.

     Pursuant to the Letter Agreement, if New Management does not raise at least $3,000,000 in funding for the Company within eight (8) months of the effective date of the Technology Transfer Agreement, then Allen Campbell, the former Chief Executive Officer of the Company or any other person duly acting as the representative of the Company's existing shareholders prior to the effective date of the Technology Transfer Agreement, may elect to terminate the Technology Transfer Agreement. In such event, the Assignors will return to the Company the shares that have been issued to the Assignors (adjusted for stock splits and dividends) and the Company will return to the Assignors all intellectual property transferred pursuant to the Technology Transfer Agreement. In addition, the Employment Agreements with New Management will be terminated without severance pay. In such event, the Company would probably be forced to cease operations and investors' shares would become worthless.

Expenses

     The Company expects to incur additional losses in the foreseeable future and at least until such time as it commences production of its products and successfully launches its marketing and public relations campaigns for its products. Accordingly, there is no historical financial or other information about Gamma that can be used to extrapolate its future performance.

     During the next twelve (12) months, the Company plans to seek to raise additional capital to pay operating expenses. Pending these fundraising efforts, New Management intends to fund Company operations through personal loans. New Management will accrue but not pay management salaries until new capital is raised.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

ITEM 8B.  OTHER INFORMATION

     None.


                                    PART III

Item 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers as of March 31, 2006

     Directors are elected to serve until the annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve, subject to the discretion of the Board of Directors, until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and have qualified. The following directors and officers held their positions from the change in management on November 26, 2002, with the exception of Mr. Jarrell, who was elected in 1994, until the management change described above on April 7, 2006.

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
                                         and Director

Current Officers and Directors

     In  connection  with  the  Technology  Transfer  Agreement  and the  Letter
Agreement, the following four (4) current directors of Gamma resigned their positions: Allen Campbell, Jerry Jarrell, Lawrence Cottingham, and Dermot Butler. The number of Board members was set at three (3) and the following persons were elected by the outgoing Directors to fill those positions: Joseph Cunningham, Peter Cunningham, and Hao Zhang.

     Also in connection with the Technology Transfer Agreement and the Letter Agreement, the following persons resigned as officers of the Company: Allen Campbell, as President and Chief Executive Officer and Jerry Jarrell as Secretary and Chief Financial Officer. The newly elected officers of the Company are as follows: Peter Cunningham, Chairman and Chief Executive Officer; Joseph Cunningham, Chief Financial Officer and Secretary; and Hao Zhang, Chief Marketing Officer.

     The new officers and directors assumed their positions as of April 7, 2006.

The following are our Company's current Officers and Directors:

   ------------------------------------- ------------------------------ -------
   Name                                  Title                          Age
   ------------------------------------- ------------------------------ -------
   Peter Cunningham                      Chief Executive Officer        51
   ------------------------------------- ------------------------------ -------
   Joseph Cunningham                     Chief Financial Officer        44
   ------------------------------------- ------------------------------ -------
   Hao Zhang                             Chief Marketing Officer        31
   ------------------------------------- ------------------------------ -------

     The following sets forth certain information with respect to each executive officer and director of the Company. In the coming months we intend to add key employees and to expand the number on our Board of Directors.

     Mr. Peter Cunningham, Chairman and Chief Executive Officer. Mr. Peter Cunningham is a Senior Executive with extensive experience in the international pharmaceutical industry. Mr. Cunningham has worked for approximately 10 years in the pharmaceutical industry and an additional 10 years consulting to the pharmaceutical industry, with some of the best known companies in the pharmaceutical industry, including Glaxo Smith Kline, Bristol Myers Squibb, Baxter, Becton Dickinson, Novartis & Roche, and most recently, AXM. Mr. Cunningham's consulting practice was established as a joint venture with Coopers & Lybrand (PriceWaterhouse Coopers). Products Mr. Cunningham has launched, developed or marketed worldwide generate more than US$ 800 million in sales annually. Mr. Peter Cunningham has an MBA from George Washington University and an undergraduate degree in Sociology from the State University of New York. Mr. Peter Cunningham is the brother of Joseph Cunningham, a Director and our Chief Financial Officer.

     Mr. Joseph Cunningham, Director and Chief Financial Officer. Mr. Joseph Cunningham is an expert in financial management, corporate control, banking, fund raising, strategic planning and business start-up. Mr. Cunningham is a trained economist and former think-tank practitioner. He is also an Investment Banker and has originated and executed more than US$ 5.0 billion in deals in Asia, from his former offices in Singapore and London. His most recent experience is with Amaroq Capital LLC, a merchant bank focused on Asian Healthcare. Mr. Cunningham has an international MBA from Thunderbird, the Garvin School of International Management, and an undergraduate degree in Economic and Business Administration from Northeastern University, Boston Massachusetts. Mr. Joseph Cunningham is the brother of Peter Cunningham, our Chairman and our Chief Executive Officer.

     Mr. Hao Zhang, Director, Chief Marketing Officer. Mr. Zhang is a senior executive with significant experience and success in the pharmaceutical and personal care products industries. Mr. Zhang has worked for approximately 10 years in consulting, with some of the best-known companies in the World, including Pfizer, Roche, Johnson & Johnson, GE, GSK, and Bayer. The products he worked on generate approximately US$ 200 million/in sales annually in China. In 2004, the Ogilvy Group acquired his consulting firm in Beijing ZZAD. Mr. Zhang has a PHD in electrical engineering from the University of British Columbia.

Indemnification

     Section 145 of the Delaware General Corporation Law provides for the indemnification of officers, directors and other corporate agents under certain circumstances for liabilities (including reimbursement for expenses incurred).
Article 5 of the Registrant's Bylaws provides for indemnification of the Company's directors, officers, employees and other agents to the extent and under the circumstances permitted by the Delaware General Corporation Law. The Company also plans to obtain director's and officer's liability insurance if such is available at reasonable prices, but has not done so to date.

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

Board Committees and Meetings

Audit Committee

     For the fiscal year ended March 31, 2006, our audit committee consisted of Lawrence M. Cottingham, Dermot S. L. Butler and Jerry W. Jarrell. The audit committee makes recommendations to the board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and evaluates our internal accounting procedures. The audit committee held one meeting during the fiscal year ended March 31, 2006. The new audit committee for fiscal 2007 is comprised of Peter Cunningham and Joseph Cunningham.

Compensation Committee

     For the fiscal year ended March 31, 2006, our compensation committee consisted of Dermot S. L. Butler, Lawrence M. Cottingham and Jerry W. Jarrell. The compensation committee reviews and approves compensation and benefits for our executive officers. The compensation committee also administers our compensation and stock plans and makes recommendations to the board of directors regarding such matters. The compensation committee held one meeting during the fiscal year ended March 31, 2006. The new compensation committee for fiscal year 2007 is comprised of Peter Cunningham and Joseph Cunningham. Joseph Cunningham meets the SEC's definition of a "financial expert".

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

Code of Ethics

     In 2006 we completed a code of ethics that applies to our principal executive officers, principal financial or principal accounting officer. A copy of the code will be available on the Company's website when it becomes operational.

Item 10.  EXECUTIVE COMPENSATION

Director Compensation.

     Directors currently do not receive any cash compensation for serving on the Board of Directors, or for any other services rendered to the Company in their capacity as a director of the Company, but are reimbursed for expenses they incur in connection with their attendance. The Company had adopted a 1993 Stock Plan, under which its four (4) former Directors were entitled to and did receive stock options. In connection with the effectiveness of the Technology Transfer Agreement and the Employment Agreement with New Management, four (4) outgoing directors had their options cancelled and replaced by stock grants. Such former directors received the following number of newly issued shares of Company common stock (prior to the 18 for 1 stock dividend): Allen Campbell - 4,300 shares; Jerry Jarrell - 2,000 shares; Lawrence Cottingham - 1,500 shares; and Dermot Butler - 1,500 shares. Mr. Campbell and Mr. Jarrell will continue to serve as members of the Company's advisory board. The 1993 Stock Option Plan has expired. New Management expects to recommend the adoption by the shareholders of a new stock plan which would allow for the issuance of incentive and non-qualified stock options to officers and directors.

Management Compensation.

     The following table provides information concerning the compensation expected to be earned during fiscal 2007 by Peter Cunningham, the Company's new Chief Executive Officer, Joseph Cunningham, the Company's new Chief Financial Officer, and Hao Zhang, the Company's new Chief Marketing Officer. The following table also provides information concerning the compensation earned during Fiscal 2004, 2005 and 2006 by Messrs. Campbell and Jarrell who were the only executive officers of the Company during that time period. Such five (5) persons are referred to as "Named Executive Officers."


-------------------------------------------------------------------------------------------------------------
                                         Summary Compensation Table Annual

-------------------------------------------------------------------------------------------------------------
                                                          Annual Compensation

--------------------------------------- ------------ ------------------------------ -------------------------
                                                                                       Other Compensation
                                                                                       ------------------
                                                                                     All Other Compensation,
                                                                                      including Annual and
                                        Fiscal                                              Long-Term
                                        Year ended                                         Compensation
                                        ----------                                         ------------
Name and Principal Position             March 31     Salary          Bonus
---------------------------             --------     ------          -----

--------------------------------------- ------------ --------------- -------------- -------------------------
Peter Cunningham, CEO and               2007         $125,000 (1)    $ 0            $ 0
Director

--------------------------------------- ------------ --------------- -------------- -------------------------
Joseph Cunningham, CFO and              2007         $120,000 (1)    $ 0            $ 0
Director

--------------------------------------- ------------ --------------- -------------- -------------------------
Hao Zhang,  Chief Marketing  Officer    2007         $115,000 (1)    $ 0            $ 0
and  Director

--------------------------------------- ------------ --------------- -------------- -------------------------
Allen Campbell, Former President((5))   2006         $  18,000       $ 40,000 (2)   $ 53,750 (3)
                                        2005         $  36,000       $ 0            $ 0
                                        2004         $  36,000       $ 0            $ 0

--------------------------------------- ------------ --------------- -------------- -------------------------
Jerry Jarrell, Former CFO((5))          2006         $    4,500      $ 0            $ 25,000 (4)
                                        2005         $    9,000      $ 0            $ 0
                                        2004         $    9,000      $ 0            $ 0
--------------------------------------- ------------ --------------- -------------- -------------------------

(1) The Company will accrue, but not pay, the salaries of New Management until the Company has raised sufficient capital to make such payments.

(2) Mr. Campbell received a cash bonus of $35,000 as consideration for his work in consummating the Technology Transfer Agreement on behalf of the Company, and an additional $5,000 due diligence fee.

(3) Mr. Campbell received a stock grant of 4,300 (pre 18 for 1 stock dividend) shares valued at $12.50 per share.

(4) Mr. Jarrell received a stock grant of 2,000 (pre 18 for 1 stock dividend) shares valued at $12.50 per share.

(5) Pursuant to the Letter Agreement dated April 7, 2006, Mr. Campbell and Mr. Jarrell are entitled to receive, after the planned 18 for 1 stock dividend, 20,000 shares and 10,000 shares, respectively, of Gamma common stock for past services to the Company.


The following table shows the number of shares acquired by exercise of options during Fiscal 2006 by the Named Executive Officers, the value realized, and the number of unexercised options held by the Named Executive Offices and their value.

------------------------------------------------------------------------------------------------------------------------
                 Aggregate Option Exercises During Fiscal 2006 and Fiscal 2006 Year End Option Values

------------------------------------------------------------------------------------------------------------------------
                                                  Number of Unexercised Securities   Value of Unexercised In the Money
                                                   Underlying Options at Year End         Options at Year End (1)
                                                              -------------------                    --------
------------------- ----------------- ----------- ---------------------------------- -----------------------------------
                         Shares
                        Acquired        Value
Name                   on Exercise     Realized       Exercisable/Unexercisable          Exercisable/Unexercisable
----                   -----------     --------       -------------------------          -------------------------
------------------- ----------------- ----------- ---------------------------------- -----------------------------------
Peter Cunningham                  0          0                              0/0                              $0/$0

------------------- ----------------- ----------- ---------------------------------- -----------------------------------
Joseph Cunningham                 0          0                              0/0                              $0/$0

------------------- ----------------- ----------- ---------------------------------- -----------------------------------
Hao Zhang                         0          0                              0/0                              $0/$0

------------------- ----------------- ----------- ---------------------------------- -----------------------------------
Allen Campbell                    0          0                                                               $0/$0
                                                                        4,300/0
------------------- ----------------- ----------- ---------------------------------- -----------------------------------
Jerry Jarrell                     0          0                                                               $0/$0
                                                                        2,000/0
------------------- ----------------- ----------- ---------------------------------- -----------------------------------

-------------------
(1) Calculated using $12.50 per share as the fair market value of Gamma common stock at March 31, 2006. There is no active trading market for Gamma stock so the fair market value is an estimate made by Gamma in good faith.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following tables sets forth certain information regarding Gamma's common stock beneficially owned on June 30, 2006, after giving effect to the issuance of shares to New Management pursuant to the Technology Transfer Agreement and the 18 for 1 stock dividend effective May 15, 2006, for (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each current executive officer and director, and (iii) all executive officers and directors as a group. The table assumes a total of 10,051,000 shares of common stock outstanding.

----------------------------- ------------------------ ----------------------

                                Amount of Beneficial     Percent Beneficial
  Name of Beneficial Owner            Ownership               Ownership
----------------------------- ------------------------ ----------------------
Peter Cunningham              4,613,409                45.9%

----------------------------- ------------------------ ----------------------
Joseph Cunningham             2,623,311                26.1%

----------------------------- ------------------------ ----------------------
Hao Zhang                     1,809,180                18.0%

----------------------------- ------------------------ ----------------------
All Gamma Executive           9,045,900                90.0%
Officers and Directors as a
group (three (3) persons)

----------------------------- ------------------------ ----------------------

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following transactions were or will be entered into with our promoters, executive officers, directors and 5% or greater shareholders. These transactions may or will continue in effect and may result in conflicts of interest between us and these individuals. Although our executive officers and directors have fiduciary duties to us and our shareholders, we cannot assure that these conflicts of interest will always be resolved in our favor or in the favor of our shareholders.

     In connection with the Technology Transfer Agreement and pursuant to the Letter Agreement dated April 7, 2006, the former officers and directors were entitled to receive the following:

         (a) The Company replaced the outstanding stock options of its four (4) resigning directors with the following grants of common stock (pre 18 for 1 stock dividend):

             Allen Campbell            4,300 shares;

             Jerry Jarrell             2,000 shares;

             Lawrence Cottingham       1,500 shares; and

             Dermot Butler             1,500 shares.

         (b) Allen Campbell, the Company's resigning Chief Executive Officer and Chairman of the Board, was paid a success fee in the amount of $35,000 in cash and 10,000 shares of common stock (after the 18 for 1 stock dividend). Mr. Campbell was also paid a $5,000 due diligence fee.

         (c) The former officers and directors, Allen Campbell and Jerry Jarrell, are to each receive a compensation bonus for past services of 10,000 shares of Gamma common stock (following the 18 for 1 stock dividend).

Item 13.  EXHIBITS

 3.1      Amended and Restated Certificate of Incorporation of the Registrant**
 3.2 Certificate of Amendment to Certificate of Incorporation, dated April 4, 2006***
 3.3 Certificate of Amendment to Certificate of Incorporation filed April 25, 2006*
 3.4      Certificate of Amendment to Certificate  of  Incorporation  filed July
          13, 2006*
 3.5      Bylaws of the Registrant**
 4.1      Form of Certificate of Common Stock of Registrant**
10.1 Letter Agreement, dated as of April 7, 2006, between Gamma and Joseph Cunningham, on behalf of New Management***
10.2 Technology Transfer Agreement between Gamma and Peter Cunningham, Joseph Cunningham and Hao Zhang, dated April 7, 2007***
10.3      Employment Agreement with Peter Cunningham, CEO***
10.4      Employment Agreement with Joseph Cunningham, CFO***
10.5      Employment Agreement with Hao Zhang, CMO***
31 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

------------------------
*         means filed herewith
**        means filed in original registration  statement on Form SB-2, File No.
          33-61890-FW
***       means filed with Form 8-K on April 13, 2006

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Pannell Kerr Forster of Texas, P.C. aggregate fees billed for professional services rendered for the audit of our annual financial statements for the 2006 and 2005 fiscal years and the review of the financial statements included in our Forms 10-QSB and Forms 8K for the 2006 and 2005 fiscal years were $4,195 and $2,554, respectively. The engagement of Pannell Kerr Forster of Texas, P.C. for the 2006 fiscal year and the scope of the audit-related services, including the audit and reviews described above were pre-approved by our audit committee.

Audit-Related Fees

     Pannell Kerr Forster of Texas, P.C. did not provide any other assurance or related service for fiscal years 2006 and 2005.

Tax Fees

     Pannell Kerr Forster of Texas, P.C. did not provide any tax-related services for fiscal years 2006 and 2005.

All Other Fees

     Pannell Kerr Forster of Texas, P.C. did not render any other services for us in 2006 or 2005.

     SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 13, 2006.

                                           GAMMA PHARMACEUTICALS INC.
                                           (formerly Emerging Gamma Corporation)

                                           By: /s/ Peter Cunningham
                                              ----------------------------------
                                              Peter Cunningham
                                              Chairman

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

By: /s/ Peter Cunningham                                   Dated:  July 13, 2006
   ------------------------------                          ---------------------
   Peter Cunningham
   Chairman of the Board and Director
   (Principal Executive Officer)

By: /s/ Joseph Cunningham                                  Dated:  July 13, 2006
   ------------------------------                          ---------------------
   Joseph Cunningham
   Chief Financial Officer, Secretary and Director
   (Principal Financial and Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheet as of March 31, 2006                                           F-3

Statements of Operations for the Years Ended March 31, 2006 and 2005         F-4

Statements of Stockholders' Equity for the Years Ended March 31, 2006
  and 2005                                                                   F-5

Statements of Cash Flows for the Years Ended March 31, 2006 and 2005         F-6

Notes to Financial Statements                                                F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gamma Pharmaceuticals, Inc.:

We have audited the accompanying balance sheet of Gamma Pharmaceuticals Inc. (formerly Emerging Gamma Corporation), a Delaware corporation, as of March 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gamma Pharmaceuticals, Inc. as of March 31, 2006, and the results of its operations and its cash flows for the years ended March 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited cash and no external financing to fund its future operations, which raises doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Pannell Kerr Forster of Texas P. C.
Houston, Texas
July 13, 2006

                           GAMMA PHARMACEUTICALS INC.
                                  BALANCE SHEET
                                 MARCH 31, 2006


                                     ASSETS

Current assets:
  Cash and cash equivalents                                           $  61,215

Total current assets                                                     61,215
                                                                      ---------


Total Assets                                                          $  61,215
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expense                                  $  20,705
                                                                      ---------
Total current liabilities                                                20,705

Long-term liabilities:                                                     --

Total liabilities                                                        20,705
                                                                      ---------

Stockholders' equity:
Preferred Stock $.001 par value; 500,000 shares authorized,
no shares, issued or outstanding                                           --
Common stock, $.001 par value; 20,000,000 shares authorized; 828,400
issued and outstanding                                                      828
Additional paid-in capital                                              295,003
Retained earnings (deficit)                                            (255,321)
                                                                      ---------
Total stockholders' equity                                               40,510
                                                                      ---------
Total Liabilities and Stockholders' Equity                            $  61,215
                                                                      =========



The accompanying notes are an integral part of these financial statements.

                           GAMMA PHARMACEUTICALS INC.
                            STATEMENTS OF OPERATIONS



                                                   Year Ended
                                             ----------------------
                                             March 31,    March 31,
                                               2006         2005
                                             ---------    ---------

INTEREST INCOME                              $   2,539    $   1,566
COST AND EXPENSE                                82,409    $ (85,303)
                                             ---------    ---------

TAX PROVISION                                     --           --
                                             =========    =========
NET LOSS                                     $ (79,870)   $ (83,737)

BASIC AND DILUTED LOSS PER SHARE             $    (.10)   $    (.11)
                                             ---------    ---------

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED SHARES OUTSTANDING                 828,400      828,400
                                             ---------    ---------















The accompanying notes are an integral part of these financial statements.


                                       GAMMA PHARMACEUTICALS INC.
                                   STATEMENTS OF STOCKHOLDERS' EQUITY


------------------------- ----------------- ------------------ ------------ -------------- -----------
                                                                Additional
                                                                 Paid-in      Accumulated
                           Preferred Stock     Common Stock      Capital        Deficit       Total


------------------------- ----------------- ------------------ ------------ -------------- -----------
                           Shares   Amount   Shares    Amount
------------------------- -------- -------- --------- -------- ------------ -------------- -----------
Balance, March 31, 2004         -        -   828,400     $828     $295,003     ($91,714)    $204,117

------------------------- -------- -------- --------- -------- ------------ -------------- -----------
Net Loss                        -        -         -        -            -      (83,737)    ($83,737
                                                                                --------    --------

------------------------- -------- -------- --------- -------- ------------ -------------- -----------
Balance, March 31, 2005                      828,400     $828      295,003     (175,451)    $120,380

------------------------- -------- -------- --------- -------- ------------ -------------- -----------
Net Loss                                                                        (79,870)    (79,870)
                                                                                --------    --------
------------------------- -------- -------- --------- -------- ------------ -------------- -----------
Balance, March 31, 2006         -        -   828,400     $828     $295,003    ($255,321)    $40,510
                                =        =   =======     ====     ========    ==========    =======

------------------------- -------- -------- --------- -------- ------------ -------------- -----------














The accompanying notes are an integral part of these financial statements.

                           GAMMA PHARMACEUTICALS INC.
                            STATEMENTS OF CASH FLOWS



                                                           Year Ended
                                                     ----------------------
                                                     March 31,    March 31,
                                                       2006         2005
                                                     ---------    ---------

Cash flows from operating activities:
  Net loss                                           $ (79,870)   $ (83,737)
Adjustments to reconcile net loss to net cash used
  in operating activities:
       (Increase) decrease in prepaid expenses           6,687       (6,260)
  Increase (decrease) in accounts payable               18,659       (2,385)
                                                     ---------    ---------
Net cash used in operating activities                  (54,527)     (92,382)
                                                     ---------    ---------

Decrease in Cash and Cash Equivalents                  (54,527)     (92,382)
                                                     ---------    ---------

Cash and Cash Equivalents - beginning of year          115,742      208,124
                                                     ---------    ---------

Cash and Cash Equivalents - end of year              $  61,215    $ 115,742
                                                     ---------    ---------











The accompanying notes are an integral part of these financial statements.

                           GAMMA PHARMACEUTICALS INC.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005

1.   DESCRIPTION OF ORGANIZATION:

Emerging Gamma Corporation ("Gamma") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions that the Board of Directors, in its discretion, believed to be good opportunities. In 2002, after a tender offer for Gamma's shares, a new Board of Directors succeeded the original Board, but maintained the same goal of seeking out new business opportunities. This goal led to the acquisition of the Transferred Technology and new business described above in connection with the Technology Transfer Agreement on April 7, 2006. After the acquisition, Gamma amended its Certificate of Incorporation and changed its name to Sunburst Pharmaceuticals, Inc. and then to its current name, Gamma Pharmaceuticals Inc. (hereinafter, the "Company"). Such acquisition has also resulted in bringing into the Company specialized management to enable the Company to use the new technology to develop a business based on the marketing and sale of vitamins and nutriceuticals, OTC pharmaceutical products and personal care products in Greater China and the United States. However, the marketing of vitamins and nutriceuticals, OTC pharmaceuticals and personal care products in Greater China and vitamins and nutriceuticals and personal care products in the U.S., or any other business opportunity in which the Company ultimately participates, will likely be highly risky and speculative. The Company's current cash balance will not be adequate for the Company to continue its operations for this fiscal year; and, in order to compete in this or any other new business opportunity an additional cash infusion will be required and without such additional cash infusion the Company will very quickly deplete its current cash reserve.

As of the date of this Annual Report on Form 10-KSB, the Company has less than $5,000 in available cash. Accordingly, without a cash infusion the Company will be unable to meet its liquidity requirements for the next twelve (12) months. The Company will seek an initial investment by way of a private placement of up to $3,000,000 of its common stock. The Company plans to raise this private capital in the United States, Europe and Asia. New Management has held initial discussions with investment banks in the United States to represent the Company, but there can be no assurance that such investment banks will represent the Company or will be successful in raising the necessary funds. The financial statements have been prepared assuming that the Company is a going concern and do not contain any adjustment that might arise from the outcome of this uncertainty.

2.   SIGNIFICANT ACCOUNTING POLICIES:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2006, all cash was invested in a money market account.

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". The Statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carry forwards, and tax credit carry forwards, net of a "valuation allowance". The valuation allowance is provided for that portion of the asset, for which it is deemed more likely than not, that it will not be realized. There are no temporary differences between financial reporting and tax basis of assets and liabilities. The Company has incurred a cumulative loss from operations since inception. Therefore, a full valuation allowance has been provided against the deferred tax asset resulting from the net operating loss
(NOL) carry forward. No benefit was provided for the net loss incurred in 2006 or 2005. The net operating loss carry forward at March 31, 2006 was approximately $255,321, which will be available to offset future taxable income, NOL carry forwards will expire beginning in 2008 through 2025.

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation expense is recognized upon grant. The fair value and other pro forma disclosures required by SFAS No. 123, "Accounting for Stock-based Compensation" as amended by SFAS No. 148, have not been included in the financial statements as such disclosures are not considered material to the financial statements.

Subsequent to year end and in conjunction with the acquisition described in Notes 1 and 8, the Company increased its authorized common and preferred stock to 20,000,000 and 500,000 shares respectively, decreased the par value of common stock from $1.00 to $0.001 and declared an 18 for 1 stock dividend. The stock dividend and change in par value have been reflected in the accompanying financial statements by retroactively restating all share and per share amounts.

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

4.   RELATED PARTY TRANSACTIONS:

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During fiscal 2006 and 2005, monthly fees of $3,000 and $750 were paid to the Company's Chief Executive Officer and to the Company's Chief Financial Officer, respectively. Total amounts paid amounted to $22,500 and $45,000 for 2006 and 2005, respectively.

5.   STOCK OPTION PLAN:

The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 85% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options (110% if the optionee holds 10% or more of the Company's common stock).

A summary of the Company's stock options as of March 31, 2006 and 2005 and changes during the years then ended are presented below:

                                                Number         Weighted-Average
                                              of Shares         Exercise Price

     Outstanding at March 31, 2004              9,300               $14.35
          Granted                                 --                   --
          Exercised                               --                   --
          Canceled                                --                   --

     Outstanding at March 31, 2005              9,300               $14.35
          Granted                                 --                   --
          Exercised                               --                   --
          Canceled                                --                   --
     Outstanding at March 31, 2006              9,300               $14.35

     Exercisable at March 31, 2006              9,300               $14.35

All stock options expire March 14, 2008.

All options were excluded from the computation of diluted earnings per share because they were antidilutive.

All options were converted to stock grants in April 2006 and the plan expired. Following the stock dividend, this resulted in 176,700 shares of common stock issued to the former option holders.

6.   STOCK WARRANTS

The Company issued stock warrants to purchase 208 shares of the Company's common stock to the provider of the Company's web site. The warrants were issued on December 16, 2002 at an exercise price of $25.00 per share and expired December 15, 2005. The stock warrants became exercisable only if the web site led to a reverse merger transaction with the Company prior to expiration.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

8.   SUBSEQUENT EVENTS

     On April 7, 2006, Gamma Pharmaceuticals Inc. (formerly Emerging Gamma Corporation), a Delaware corporation (the "Company") entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") pursuant to which the Company has obtained all copyrights, trademarks, and know-how (collectively, "Transferred Technology") to a portfolio of vitamin and nutriceutical products and personal care products. The Transferred Technology is based on proprietary formulation technology, and the Company believes such technology represents improved versions of branded products currently being marketed by other companies. The new products are aimed at consumers in (i) Greater China (Peoples Republic of China [China], Hong Kong and Republic of China [Taiwan]) healthcare, vitamins and nutriceutical markets, over-the-counter ("OTC") pharmaceutical markets, and personal care markets and (ii) the United States vitamins and nutriceutical markets, OTC pharmaceutical markets, and personal care markets. The Company believes that the products, technologies and marketing platform will enable us to pursue a specialized business model for succeeding in these Greater China and United States markets.

     In consideration for the Transferred Technology, Gamma has issued 242,811 shares of its common stock to Mr. Peter Cunningham, 138,069 shares of its common stock to Mr. Joseph Cunningham, and 95,220 shares of its common stock to Mr. Hao Zhang. This aggregate of 476,100 shares represents 90% of Gamma's currently outstanding shares of common stock. Following the Company's 18 for 1 stock dividend, effective May 15, 2006, New Management owned an aggregate of 9,045,900 shares of the Company's common stock out of a total 10,051,000 outstanding.

     Upon the effectiveness of the Technology Transfer Agreement, the Company's Board of Directors has resigned and has been replaced by Mr. Peter Cunningham, as Chairman of the Board of Directors, Mr. Joseph Cunningham, Company Secretary, and Mr. Hao Zhang. Gamma's officers also resigned and were replaced by Mr. Peter Cunningham (Chief Executive Officer), Mr. Joseph Cunningham (Chief Financial Officer and Secretary), and Mr. Hao Zhang (Chief Marketing Officer). The Company's name was changed to Sunburst Pharmaceuticals, Inc. on April 25, 2006 and then changed again to Gamma Pharmaceuticals Inc. as of July 13, 2006.

     In connection with the consummation of the Technology Transfer Agreement and the Employment Agreements the address of the Company's principal executive officers was changed to 2225 Angelfire Street, Las Vegas, Nevada 89128.

                                INDEX TO EXHIBITS
                                -----------------

 3.1      Amended and Restated Certificate of Incorporation of the Registrant**
 3.2 Certificate of Amendment to Certificate of Incorporation, dated April 4, 2006***
 3.3 Certificate of Amendment to Certificate of Incorporation filed April 25, 2006*
 3.4      Certificate of Amendment to Certificate  of  Incorporation  filed July
          13, 2006*
 3.5      Bylaws of the Registrant**
 4.1      Form of Certificate of Common Stock of Registrant**
10.1 Letter Agreement, dated as of April 7, 2006, between Gamma and Joseph Cunningham, on behalf of New Management***
10.2 Technology Transfer Agreement between Gamma and Peter Cunningham, Joseph Cunningham and Hao Zhang, dated April 7, 2007***
10.3      Employment Agreement with Peter Cunningham, CEO***
10.4      Employment Agreement with Joseph Cunningham, CFO***
10.5      Employment Agreement with Hao Zhang, CMO***
31 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

------------------------
*         means filed herewith
**        means filed in original registration  statement on Form SB-2, File No.
          33-61890-FW
***       means filed with Form 8-K on April 13, 2006