Form 10QSB
period 2006-06-30
Gamma Pharmaceuticals Inc
filed 2006-08-23
CIK 904146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from April 1, 2006 to June 30 2006

Commission file number: 33-61892-FW


                           GAMMA PHARMACEUTICALS INC.
                     Formerly Sunburst Pharmaceuticals Inc.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of latest practical date:

10,071,000 shares of Common Stock, $0.001 Par Value as of June 30, 2006.

Transitional Small Business Disclosure Format (check one): YES / / NO / X /

                           GAMMA PHARMACEUTICALS INC.

                              Index to Form 10-QSB



                          Part I. FINANCIAL INFORMATION



Item 1.  Financial Statements                                               Page
                                                                            ----

         Balance Sheet as of June 30, 2006                                   2

         Statements of Operations for the Three Months
         Ended June 30, 2006 and 2005                                        3

         Statements of Cash Flows for the Three Months Ended
         June 30, 2006 and 2005                                              4

         Notes to the Financial Statements                                   5



Item 2.  Management's Discussion and Analysis or Plan of Operations          6-8



Item 3.  Controls and Procedures                                             8



                           Part II. OTHER INFORMATION



Item 1.  Legal Proceedings                                                   10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         10


Item 2.  Defaults Upon Senior Securities                                     10


Item 3.  Submission of Matters to a Vote of Security Holders                 10


Item 4.  Other Information                                                   10


Item 5.  Exhibits                                                            10


Signatures

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                           GAMMA PHARMACEUTICALS INC.
                                 BALANCE SHEETS



                                                                     June 30,
                                                                       2006
                                                                    -----------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $       954
                                                                    -----------
Total current assets                                                        954
Intangible Assets                                                     5,951,250
                                                                    -----------

Total Assets                                                        $ 5,952,204
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expense                               $   159,149
                                                                    -----------
Total current liabilities                                               159,149

Long Term Liabilities:
Deferred compensation                                                    84,125
Deferred reimbursable expenses                                           33,511
                                                                    -----------
Total long term liabilities                                             117,636
                                                                    -----------
Total liabilities                                                       276,785
                                                                    -----------

Stockholders' equity:
Preferred Stock $0.001 par value; 500,000 shares authorized,
   no shares, issued or outstanding                                        --
Common stock, $0.001 par value; 20,000,000 shares authorized;
   10,071,000 issued and outstanding                                      1,071
Additional paid-in capital                                            6,246,010
Retained deficit                                                       (571,662)
                                                                    -----------
Total stockholders' equity                                            5,675,419
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 5,952,204
                                                                    ===========










The accompanying notes are an integral part of these financial statements.

                           GAMMA PHARMACEUTICALS INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                        Three Months Ended
                                                   ----------------------------
                                                     June 30,        June 30,
                                                       2006            2005
                                                   ------------    ------------

Interest income                                    $        105    $        649
Cost and expense                                        316,446          23,401
                                                   ------------    ------------

Net loss                                           $   (316,341)   $    (24,050)
                                                   ------------    ------------

Basic and diluted loss per share                   $      (0.03)   $      (0.03)
                                                   ------------    ------------

Weighted avererage number of basic and diluted
   shares outstanding                                10,071,000         828,400
                                                   ------------    ------------


























The accompanying notes are an integral part of these financial statements .


                           GAMMA PHARMACEUTICALS INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                      Three Months Ended
                                                                   --------------------------
                                                                    June 30,       June 30,
                                                                      2006           2005
                                                                   -----------    -----------

Cash flows from operating activities:
  Net loss                                                         $  (316,341)   $   (22,752)
Adjustments to reconcile net loss to net cash used
  in operating activities:
       Decrease in prepaid expenses                                       --              415
      Increase in deferred compensation and reimbursable expense       117,636           --
      Increase  in accounts payable                                    138,444            584
                                                                   -----------    -----------
Net cash used in operating activities                                  (60,261)       (21,753)
                                                                   -----------    -----------

Net Change in Cash and Cash Equivalents                                (60,361)       (21,753)

Cash and Cash Equivalents - beginning of Period                         61,215        115,742
                                                                   -----------    -----------

Cash and Cash Equivalents - end of Period                          $       854    $    93,989
                                                                   -----------    -----------

Supplemental disclosure of cash flow information
Non-cash financing activities
Acquisition of intangible assets through
issuance of common stock                                           $ 5,951,250    $      --
                                                                   -----------    -----------
















The accompanying notes are an integral part of these financial statements.

                           GAMMA PHARMACEUTICALS INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTES TO FINANCIAL STATEMENTS

NOTE 1: PRESENTATION

         The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U. S.
generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006.


NOTE 2: EQUITY

         On April 7, 2006, the Company entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and nutriceutical products and personal care products. The transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently being marketed by other companies.

         In consideration of the Transfer Technology, the Company issued 476,100 shares of restricted stock to its former owners. In addition, two Directors of the Company received 1,052.63 shares of restricted stock pursuant to a success fee under the Technology Transfer Agreement. Finally, the Company issued 9,300 restricted stock in exchange for all off its options outstanding as of the date of the transaction. The stock issued under the Technology Transfer Agreement is recorded at the estimated fair value of the Transferred Technology totaling $5,951,250 and included as an intangible asset on the balance sheet at June 30, 2006. Upon the effectiveness of the Technology Transfer Agreement, the Company's board of directors and officers resigned and were replaced the former owners of the Transferred Technology.

         Effective May 15, 2006, the Company declared a stock dividend of 18 shares for each share of its common stock which has the effect of a 19 for one stock split, resulting in 10,071,000 shares of common stock issued and outstanding. The stock split has been reflected in the accompanying financial statements by retroactively restating all share and per share amounts.


NOTE 3:  SUBSEQUENT EVENTS

         Subsequent to the period covered in this filing, on August 17, 2006 the Company sold 671,334 shares of our common stock and 2,014,002 warrants to purchase shares of the Company's common stock to five accredited investors in a private placement (the "August 2006 Private Placement"), one of which is the wife of a member of the Company's Board of Directors. The gross proceeds from the sale were $503,000 for the common stock and up to $2,517,002 should all of the warrants be exercised for cash. The warrants were sold in three series and expire in 5-years. The Series A warrants are exercisable for cash at an exercise price of $0.75 per share. The Series B warrants are exercisable for cash at an exercise price of $1.00 per share. The Series C warrants are exercisable for cash at an exercise price of $1.25 per share. The exercise prices of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock at a per share price less than the exercise price of the warrants. The Company received gross proceeds of $503,000 and anticipates using these proceeds to expand the Company's sales and marketing efforts and for general working capital purposes.

         The Company is obligated to file with the SEC, within 180 days following the final Closing of the August 2006 Private Placement, a registration statement on Form SB-2 (or such other form as applicable) registering the resale of the shares of Common Stock and the shares of Common Stock issuable upon the exercise of the Investor Warrants. In addition, the Company has agreed, to the best of its abilities, to keep such registration statement current and effective.

         The offer and sale of the shares of common stock, the warrants and the shares of common stock underlying the warrants were not registered under the Securities Act, in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, which exempts transactions by an issuer not involving any public offering.


Item 2: MANAGEMENT'S DISCUSSION


OVERVIEW

         On April 7, 2006, Gamma Pharmaceuticals Inc. (formerly Emerging Gamma Corporation and Sunburst Pharmaceuticals, Inc.), a Delaware corporation (the "Company", "Gamma", "we", "us" or "our") entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") with Mr. Peter Cunningham, Mr. Joseph Cunningham and Mr. Hao Zhang, individuals ("Assignors" or "New Management"), pursuant to which we have obtained all copyrights, trademarks, and know-how (collectively, "Transferred Technology") to a portfolio of vitamin and nutriceutical products and personal care products. The Transferred Technology is based on proprietary formulation technology, and we believe such technology represents improved versions of branded products currently being marketed by other companies. Assignors have developed a proprietary-marketing platform for
(i) the Greater China (Peoples Republic of China [China], Hong Kong and Republic of China [Taiwan]) healthcare, vitamins and nutriceutical markets, over-the-counter ("OTC") pharmaceutical markets, and personal care markets and
(ii) the United States vitamins and nutriceutical markets, OTC pharmaceutical markets, and personal care markets. We believe that the products, technologies and marketing platform will enable us to pursue a specialized business model for succeeding in these Greater China and United States markets.

         Under the Technology Transfer Agreement, the Company has acquired all copyrights, trademarks, trade secrets and know how for a product line of 10 vitamins and nutriceuticals, and a product line of personal care products including IceDrops, an alcohol based hand sanitizer (together "New Products"). The products have been formulated to be in compliance with prevailing regulations of the appropriate government regulatory agencies in China, Taiwan, Hong Kong and the U.S. Final submission of labeling and product performance claims, to the same regulatory agencies, is pending. We intend to take the necessary steps to market the products in these jurisdictions and will undertake manufacturing through qualified third party sources. In all of these major markets, Management has experience marketing and selling similar products.

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

         The Company will aim to become a technology and formulation leader in the wellness products category of the fast growing LOHAS market. Our new team has experience with formulation, production and commercialization for medicated confectionary supplement products and personal care products. We have formulations for vitamin and nutritional supplements, and have developed formulations for adjunctive therapies for type II diabetes, symptoms of menopause, cognition, stress reduction, and relief from selected side effects of chemotherapies. Also, we expect to be a leader in personal care products. For example, the new products acquired by the Company include one of the leading hand sanitizer products currently on the market in Beijing, China.

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

         We will initially develop our corporate infrastructure as a formulation and marketing organization. We will not initially seek to acquire manufacturing in China, but will instead look to leverage New Management's contacts and expertise to outsource manufacturing to a third party original equipment manufacturer ("OEM"). We believe this will provide us with an advantage in cost of goods sold manufacturing margins and improve our return on assets. We may, in the future, look to acquire or partner more closely with a single manufacturer for certain products. Our objective is to utilize New Management's marketing and sales abilities and resources to generate revenue and establish a market presence in key product categories that can be expanded as we develop local capacity in Asia. Our aim is to establish a known and recognized product brand that, we believe, will attract attention from local suppliers and retailers who will seek to carry our product offerings.

         Our corporate organization today is comprised of a US based headquarters in Las Vegas, Nevada. In the future we expect to incorporate a wholly owned subsidiary in Hong Kong to facilitate doing business in greater China. We also expect to open a Representative Office in Beijing, China and to appoint a Representative in China. We plan to use a variety of contract and third party resources in China and will undertake all invoicing for their services from our Hong Kong subsidiary.

COMPARISON OF RESULTS FOR THE FISCAL QUARTER ENDED JUNE 30, 2005 TO THE FISCAL QUARTER ENDED JUNE 30, 2006


Our first fiscal quarter ended on June 30th. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. The Company did not generate any revenues for the three months ended June 30, 2006, as compared to zero ($0) revenues for the comparable period of 2005. Revenues did not change from the comparable period of 2005 because the Company was in the process of making the transition to the new management team and preparations for the introduction of a new product line.

EXPENSES. Total expenses increased by $293,045 or approximately 1,252% to $316,446 for the three months ended June 30, 2006, as compared to $23,401 for the comparable period of 2005. Our expenses increased significantly primarily due to increase in start up expenses related to new product design and formulation, regulatory filings, increased travel and increased communication expense.

General and Administrative expenses were higher due to legal fees incurred during our Technology Transfer in April, 2006, and expenses related to our current equity capital raise.

LIQUIDITY AND CAPITAL RESOURCES. We did not achieve an operating profit during the fiscal quarter. Our net loss for the three months ended June 30, 2006 was $316,341 as compared to the comparable period of 2005, when we had a net loss of $22,752. The Company has begun to market to qualified investors an equity offering of up to $1,500,000. Management has held initial discussions with investors and investment banks in the United States to represent the Company, but there can be no assurance will be successful in raising the necessary funds to execute our business plan.

ASSETS. As a result of our April 8, 2006 Technology Transfer Agreement we increased our total assets to $5,952,204. The major component of the increase in assets was an increase in intangible assets of $5,951,250. The intangible assets are comprised of all copyrights, trademarks, and know-how (collectively, "Transferred Technology") to a portfolio of vitamin and nutriceutcal products and personal care products.

LIABILITIES. Our total liabilities increased to $276,785. Our accounts payable are comprised of $42,283 in legal expense incurred during our recent Technology Transfer in April, and expenses related to our current equity capital raise. Additionally, $75,243 accounts payable are accrued expenses for expense reimbursement to our CEO, CFO and CMO for out-of-pocket expenses attributed directly to the aforementioned start up expenses relating to new product design and formulation, regulatory filings, increased travel and increased communication expense.

Long term liabilities increased to $117,636 attributed to long term deferment of compensation for our CEO, CFO and CMO for wages earned but unpaid for the three month period ending June 30, 2006. Our CEO, CFO, and CMO have agreed individually to indefinitely postpone payment of salaries for the period until such time as the Company's financial position has stabilized.



ITEM 3.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and our Chief Financial Officer concluded that our disclosure controls and procedures were adequate.

We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations of these controls by our Chief Executive Officer and our Chief Financial Officer.

                                     Part II


Item 1.   LEGAL PROCEEDINGS

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


Item 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

         Sales were previously reported by the Company on Form 8-K filed on April 13, 2006.


Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective April 4, 2006 we amended our Certificate of Incorporation, to increase our authorized shares of common stock from 200,000 to 20,000,000 and our authorized shares of preferred stock from 50,000 shares to 500,000 shares. This amendment was accomplished through a shareholder meeting in which approximately 70% of the outstanding shares were present and voted for the amendment. Effective April 25, 2006, we further amended our Certificate of Incorporation to reduce the par value of our common and preferred stock from $1.00 to $.001 per share. Such amendment was necessary to issue the 476,100 shares to the Assignors under the Technology Transfer Agreement, and further anticipated our planned 18 for 1 stock dividend. In addition, we amended our Certificate of Incorporation to change our name from Emerging Gamma Corporation to Sunburst Pharmaceuticals, Inc., and then on July 14, 2006 changed our name once again to Gamma Pharmaceuticals Inc. These latter three (3) amendments were made pursuant to written consent of the Board of Directors, who own 90% of the outstanding shares of the Company.



Item 5.  OTHER INFORMATION

         None.


Item 6. EXHIBITS

         31. Rule 13a - 14(a) / 15d - 14(a) Certifications
         32. Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2006.


                                                      GAMMA PHARMACEUTICALS INC.


                                                      By: /S/PETER CUNNINGHAM
                                                         -----------------------
                                                         Peter Cunningham
                                                         Chairman

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 30, 2006.


By: /S/ PETER CUNNINGHAM       Chairman of the Board and Chief Executive Officer
   ----------------------
   Peter Cunningham

By: /S/ JOSEPH CUNNINGHAM      Chief Financial Officer, Secretary and Director
   ----------------------
   Joseph Cunningham