Form 10QSB/A
period 2006-06-30
Gamma Pharmaceuticals Inc
filed 2006-08-23
CIK 904146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A
                               AMENDMENT NUMBER 1

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

                           GAMMA PHARMACEUTICALS INC.

                              Index to Form 10-QSB



                          Part I. FINANCIAL INFORMATION



Item 1.  Financial Statements                                               Page
                                                                            ----

         Balance Sheet as of June 30, 2006                                   2

         Statements of Operations for the Three Months
         Ended June 30, 2006 and 2005                                        3

         Statements of Cash Flows for the Three Months Ended
         June 30, 2006 and 2005                                              4

         Notes to the Financial Statements                                   5



Item 2.  Management's Discussion and Analysis or Plan of Operations          6-8



Item 3.  Controls and Procedures                                             8



                           Part II. OTHER INFORMATION



Item 1.  Legal Proceedings                                                   10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         10


Item 3.  Defaults Upon Senior Securities                                     10


Item 4.  Submission of Matters to a Vote of Security Holders                 10


Item 5.  Other Information                                                   10


Item 6.  Exhibits                                                            10


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

                           GAMMA PHARMACEUTICALS INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                        Three Months Ended
                                                   ----------------------------
                                                     June 30,        June 30,
                                                       2006            2005
                                                   ------------    ------------

Interest income                                    $        105    $        649
Cost and expense                                        316,446          23,401
                                                   ------------    ------------

Net loss                                           $   (316,341)   $    (22,752)
                                                   ------------    ------------

Basic and diluted loss per share                   $      (0.03)   $      (0.03)
                                                   ------------    ------------

Weighted avererage number of basic and diluted
   shares outstanding                                10,071,000         828,400
                                                   ------------    ------------


























The accompanying notes are an integral part of these financial statements .


                           GAMMA PHARMACEUTICALS INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                      Three Months Ended
                                                                   --------------------------
                                                                    June 30,       June 30,
                                                                      2006           2005
                                                                   -----------    -----------

Cash flows from operating activities:
  Net loss                                                         $  (316,341)   $   (22,752)
Adjustments to reconcile net loss to net cash used
  in operating activities:
       Decrease in prepaid expenses                                       --              415
      Increase in deferred compensation and reimbursable expense       117,636           --
      Increase  in accounts payable                                    138,444            584
                                                                   -----------    -----------
Net cash used in operating activities                                  (60,261)       (21,753)
                                                                   -----------    -----------

Net Change in Cash and Cash Equivalents                                (60,261)       (21,753)

Cash and Cash Equivalents - beginning of Period                         61,215        115,742
                                                                   -----------    -----------

Cash and Cash Equivalents - end of Period                          $       954    $    93,989
                                                                   -----------    -----------

Supplemental disclosure of cash flow information
Non-cash financing activities
Acquisition of intangible assets through
issuance of common stock                                           $ 5,951,250    $      --
                                                                   -----------    -----------
















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

         In consideration of the Transfered Technology, the Company issued 476,100 shares of restricted stock to its former owners. In addition, two Directors of the Company received 1,052.63 shares of restricted stock pursuant to a success fee under the Technology Transfer Agreement. Finally, the Company issued 9,300 shares of restricted stock in exchange for all of its options outstanding as of the date of the transaction. The stock issued under the Technology Transfer Agreement is recorded at the estimated fair value of the Transferred Technology totaling $5,951,250 and included as an intangible asset on the balance sheet at June 30, 2006. Upon the effectiveness of the Technology Transfer Agreement, the Company's board of directors and officers resigned and were replaced by the former owners of the Transferred Technology.

         Effective May 15, 2006, the Company declared a stock dividend of 18 shares for each share of its common stock which has the effect of a 19 for one stock split, resulting in 10,071,000 shares of common stock issued and outstanding. The stock split has been reflected in the accompanying financial statements by retroactively restating all share and per share amounts.


NOTE 3:  SUBSEQUENT EVENTS

         Subsequent to the period covered in this filing, on August 17, 2006 the Company sold 671,334 shares of our common stock and 2,014,002 warrants to purchase shares of the Company's common stock to five accredited investors in a private placement (the "August 2006 Private Placement"), one of which is the wife of a member of the Company's Board of Directors. The gross proceeds from the sale were $503,000 for the common stock and up to $2,517,002 should all of the warrants be exercised for cash. The warrants were sold in three series and expire in 5 years. The Series A warrants are exercisable for cash at an exercise price of $0.75 per share. The Series B warrants are exercisable for cash at an exercise price of $1.00 per share. The Series C warrants are exercisable for cash at an exercise price of $1.25 per share. The exercise prices of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock at a per share price less than the exercise price of the warrants. The Company received gross proceeds of $503,000 and anticipates using these proceeds to expand the Company's sales and marketing efforts and for general working capital purposes.

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


Item 2: MANAGEMENT'S DISCUSSION ND ANALYSIS OR PLAN OF OPERATIONS


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

General and Administrative expenses were higher due to legal fees incurred related to our Technology Transfer Atreement in April, 2006, and expenses related to our current equity capital raise.

LIQUIDITY AND CAPITAL RESOURCES. We did not achieve an operating profit during the fiscal quarter. Our net loss for the three months ended June 30, 2006 was $316,341 as compared to the comparable period of 2005, when we had a net loss of $22,752. The Company has begun to market to qualified investors an equity offering of up to $1,500,000. Management has held initial discussions with investors and investment banks in the United States to represent the Company, but there can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

LIABILITIES. Our total liabilities increased to $276,785. Our accounts payable are comprised of $42,283 in legal expense incurred related to our recent
Technology Transfer Agreement in April, and expenses related to our current equity capital raise. Additionally, $75,243 accounts payable are accrued expenses for expense reimbursement to our CEO, CFO and CMO for out-of-pocket expenses attributed directly to the aforementioned start up expenses relating to new product design and formulation, regulatory filings, increased travel and increased communication expense.

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


By: /S/ PETER CUNNINGHAM       Chairman of the Board and Chief Executive Officer
   ----------------------
   Peter Cunningham

By: /S/ JOSEPH CUNNINGHAM      Chief Financial Officer and Director
   ----------------------
   Joseph Cunningham