Form 10QSB
period 2006-09-30
Gamma Pharmaceuticals Inc
filed 2006-11-14
CIK 904146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from July 1, 2006 to September 30, 2006

Commission file number: 033-61890-FW

GAMMA PHARMACEUTICALS INC.

Formerly Sunburst Pharmaceuticals Inc.

(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	72-1235452 (I.R.S. Employer Identification No.)

2225 Angelfire Street, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

(702) 953-6446

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES ☐	NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of latest practical date:

10,882,334 shares of Common Stock outstanding, $0.001 Par Value as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

GAMMA PHARMACEUTICALS INC.

Index to Form 10-QSB

Part I. FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

As used herein, unless we otherwise specify, the terms the “Company,” “we,” “us” and “our” means Gamma Pharmaceuticals, Inc.

This Report contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

•	The development, testing, and commercialization of new products and the expansion of the market for our current products;
•	Implementing aspects of our business plans;
•	Financing goals and plans;
•	Our existing cash and whether and how long these funds will be sufficient to fund our operations; and
•	Our raising of additional capital through future equity financings.

These and other forward-looking statements are primarily in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Generally, you can identify these statements because they include phrases such as “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report on Form 10-QSB. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. Cautionary language in this Report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAMMA PHARMACEUTICALS INC.

(FORMERLY KNOWN AS SUNBURST PHARMACEUTICALS INC.)

BALANCE SHEETS

	September 30, 2006 (Unaudited)	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$209,275	$61,215

Total current assets	209,275	61,215
Fixed assets, net	3,173	—
Other assets	19,500	—
Intangible Assets	5,982,650	—

Total Assets	$6,214,598	$61,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$75,170	$20,705
Payable to related party	41,720	—
Accrued compensation	172,685	—

Total current liabilities	289,575	20,705
Long Term Liabilities:
Total long term liabilities	—	—

Total liabilities	289,575	20,705

Stockholders’ equity:
Preferred Stock $0.001 par value; 500,000 shares authorized, no shares, issued or outstanding
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,882,334 issued and outstanding at September 30, 2006	10,881	828
Additional paid-in capital	6,991,492	295,003
Retained deficit	(1,077,350)	(255,321)

Total stockholders’ equity	5,925,023	40,510

Total Liabilities and Stockholders’ Equity	$6,214,598	$61,215

The accompanying notes are an integral part of these financial statements.

GAMMA PHARMACEUTICALS INC.

(FORMERLY KNOWN AS SUNBURST PHARMACEUTICALS INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income	$0	$614	0	1,263
General and administrative expense	(419,026)	(21,920)	(822,029)	(45,321)

Net loss	$(419,026)	$(21,306)	(822,029)	(44,058)

Basic and diluted loss per share	$(0.04)	$(0.03)	(0.09)	(0.05)

Weighted average number of basic and diluted shares outstanding	10,351,103	828,400	9,352,131	828,400

The accompanying notes are an integral part of these financial statements.

GAMMA PHARMACEUTICALS INC.

(FORMERLY KNOWN AS SUNBURST PHARMACEUTICALS INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(822,029)	$(44,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	243,974
Increase (decrease) in other assets	(19,500)	6,684
Increase in accrued compensation	172,685	—
Increase in employee travel advances	—	(1,000)
Increase in accounts payable and related party payable	96,502	1,081

Cash flows used in operating activities	(328,368)	(37,293)

Cash flows from investing activities
Purchase of fixed assets	(3,173)	—
Purchase of intangible assets	(31,400)	—

Cash flows used in investing activities	(34,573)	—

Cash flows from financing activities
Proceeds from sale of stock	511,001	—

Cash flow provide by financing activities	511,001	—

Net Change in Cash and Cash Equivalents	148,061	(37,293)
Cash and Cash Equivalents—beginning of Period	61,215	115,742

Cash and Cash Equivalents—end of Period	$209,275	$78,449

Non-cash investing activities
Acquisition of intangible assets through Issuance of common stock	$5,951,250	—

The accompanying notes are an integral part of these financial statements.

GAMMA PHARMACEUTICALS INC.

(FORMERLY KNOWN AS SUNBURST PHARMACEUTICALS INC.)

NOTES TO FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The basis of the financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006.

Note 2: Equity

On August 17, 2006 the Company sold 681,334 shares of our common stock and 2,044,002 common stock purchase warrants to six accredited investors in a private placement (the “August 2006 Private Placement”), one investor is the wife of a member of the Company’s Board of Directors. To date, the gross proceeds from the sale were $511,001 for the common stock and up to $2,044,002 should all of the warrants be exercised for cash. The warrants were sold in three series and expire in 5 years. The Series A warrants are exercisable for cash at an exercise price of $0.75 per share. The Series B warrants are exercisable for cash at an exercise price of $1.00 per share. The Series C warrants are exercisable for cash at an exercise price of $1.25 per share. The exercise prices of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock at a per share price less than the exercise price of the warrants. The Company anticipates using these proceeds to commence implementation of the Company’s growth strategy and for general working capital purposes.

The Company has agreed to file a registration statement with the SEC, within 180 days following the final Closing of the August 2006 Private Placement, using its best efforts, a registration statement on Form SB-2 (or such other form as applicable) registering the resale of the shares of Common Stock and the shares of Common Stock issuable upon the exercise of the Investor Warrants. In addition, the Company has agreed, to the best of its abilities, to keep such registration statement current and effective. At present, the shares are not registered. The Company is not obligated under any restrictions related to this effort.

The offer and sale of the shares of common stock, the warrants and the shares of common stock underlying the warrants were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

Note 3: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $822,029 for the six months ended September 30, 2006, with an accumulated loss of approximately $1,077,350. The Company’s current liabilities exceed its current assets by $80,299 as of September 30, 2006.

These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing of approximately $5,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

Note 4 Debt Financing

The Company has entered into a series of revolving debt finance agreements in support of its sales and distribution objectives.

On August 30, 2006, the Company signed an agreement with Marquette Finance Company whereby Marquette shall provide the Company with revolving accounts receivable financing facility to a current limit of up to $1,000,000. The limit may be increased or decreased at the discretion of Marquette. The facility is a full recourse debt arrangement to the Company and is augmented with personal guarantees from the current directors.

On September 29, 2006, the Company signed a term sheet with Crossroads Financial LLC, whereby Crossroads shall provide the Company with revolving purchase order financing debt facility with a current limit of up to $700,000. The limit may be increased or decreased at the discretion of Crossroads. The facility provides payment to selected suppliers with whom the Company has contracts for the manufacture of the Company’s products in accordance with the terms of trade negotiated by the Company.

The terms of the Crossroads arrangement provide for an initial 3% Supply Fee payable for the first 30 days each time Crossroads funds a transaction. After the first 30 days an additional 1% payable for each additional 10-day period for which the financing facility is provided, against the sales value of those respective sales invoices being financed.

On September 29, 2006, the company signed a term sheet with Crossroads Financial LLC whereby Crossroads shall provide the company with revolving inventory-financing facility to a current limit of up to $250,000. The limit may be increased or decreased at the discretion of Crossroads.

The facility provides payment of inventory carrying costs incurred by the company to support sales. The estimated cost for the facility is 4% of the invoice value.

Note 5 Subsequent Events

Sale of Equity

On November 1, 2006, the Company sold an additional 66,667 shares of our common stock and 200,001 common stock purchase warrants to one accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,000 for the common stock and up to $199,998 should all of the warrants be exercised for cash.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

(a)	OVERVIEW

On April 7, 2006, Gamma Pharmaceuticals Inc. (formerly Emerging Gamma Corporation and Sunburst Pharmaceuticals, Inc.), a Delaware corporation (the “Company,” “Gamma,” “we,” “us” or “our”) entered into a Technology Transfer Agreement (the “Technology Transfer Agreement”) with Mr. Peter Cunningham, Mr. Joseph Cunningham and Mr. Hao Zhang, individuals (“Assignors” or “New Management”), pursuant to which we have obtained all copyrights, trademarks, and know-how (collectively, “Transferred Technology”) to a portfolio of vitamin and nutriceutical products and personal care products. The Transferred Technology is based on proprietary formulation technology, and we believe such technology represents improved versions of branded products currently being marketed by other companies. Assignors have developed a proprietary-marketing platform for (i) the Greater China (Peoples Republic of China [China], Hong Kong and Republic of China [Taiwan]) healthcare, vitamins and nutriceutical markets, over-the-counter (“OTC”) pharmaceutical markets, and personal care markets and (ii) the United States vitamins and nutriceutical markets, OTC pharmaceutical markets, and personal care markets. We believe that the products, technologies and marketing platform will enable us to pursue a specialized business model for succeeding in these Greater China and United States markets.

Under the Technology Transfer Agreement, the Company has acquired all copyrights, trademarks, trade secrets and know how for a product line of 10 vitamins and nutriceuticals, and a product line of personal care products including IceDrops, an alcohol-based hand sanitizer (together “New Products”). The products have been formulated to be in compliance with prevailing regulations of the appropriate government regulatory agencies in China, Taiwan, Hong Kong and the U.S. Final submission of labeling and product performance claims, to the same regulatory agencies, is pending. We intend to take the necessary steps to market the products in these jurisdictions and will undertake manufacturing through qualified third party sources. In all of these major markets, Management has experience marketing and selling similar products.

On August 20, 2006, the company completed a second valuation exercise for the “Technology Transfer of April 7, 2006”. The valuation substantiated the value of the technology transferred into Emerging Gamma Corporation, our predecessor company. The timing for the second valuation exercise was undertaken at the request of Parnell Kerr and Forster of Texas, the Company’s auditors at the time.

Our Growth Strategy

Our strategy is to focus initially on developing, marketing and selling products in the Lifestyle of Health & Sustainability (“LOHAS”) marketplace. (LOHAS is a term popularized by the Natural Marketing Institute for the American Botanical Council and others). The LOHAS market is an identifiable consumer category. In the LOHAS category, there are found high growth sub-segments of selected vitamins and nutriceuticals, over-the-counter (“OTC”) pharmaceutical products, and personal care products. We believe that these categories of the LOHAS market are fast developing, in both Greater China and the United States. We further believe that the Greater China market offers the fastest path to grow revenues and achieve profitability in this business. In China, the economy has grown between 8% and 10% in each year of this decade. According to IMS Market Prognosis Asia 2003-2007, the pharmaceutical industry is expected to grow at 11% in 2006 and 11.3% in 2007, and the OTC pharmaceutical market (IMS classifies vitamins and nutriceuticals in their OTC pharmaceutical analysis) is expected to see the fastest growth, nearly 30% per year. In the United States, LOHAS is the fastest growing market in the nutritional supplement category, and according to research reports from the LOHAS Market Review, the U.S. LOHAS market grew by approximately 1% new joiners and 10% new spending per year to reach $355 billion in 2004. The Natural Marketing Institute for the American Botanical Council reports that the LOHAS market now includes more than 14% of the population in the U.S., or conservatively 40 million persons. The Hartman Group, a market research company, classifies certain vitamins, nutriceuticals and OTC pharmaceutical products as “wellness products.” They report that nearly $66 billion was spent on wellness products in 2004. At that level of spending, the wellness products category accounts for approximately 25% of the spending amongst the LOHAS consumer category.

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

Our management team has decades of experience in the personal care, OTC pharmaceutical and prescription pharmaceutical industries worldwide and, in particular, in Asia. We have developed our product offering to take advantage of the following market place characteristics:

•	High incidence and high growth of targeted medical conditions and lifestyle objectives;
•	Identifiable market segments for our products and known consumer purchasing patterns by targeted customers;
•	High growth markets in Asia including Greater China and in the United States;
•	Low cost manufacturing or repacking mainly from China but also located in the United States;
•	Multi-tiered price points for product and market differentiation; and
•	Branded consumer product preferences.

We believe the combination of the above marketplace characteristics, combined with our management expertise and products, will enable our business model to achieve long term sustained profitability.

We will initially develop our corporate infrastructure as a formulation and marketing organization. We will not initially seek to acquire manufacturing in China, but will instead look to leverage New Management’s contacts and expertise to outsource manufacturing to a third party original equipment manufacturer (“OEM”). We believe this will provide us with an advantage in cost of goods sold manufacturing margins and improve our return on assets. We may, in the future, look to acquire or partner more closely with a single manufacturer for certain products. Our objective is to utilize New Management’s marketing and sales abilities and resources to generate revenue and establish a market presence in key product categories that can be expanded as we develop local capacity in Asia. Our aim is to establish a known and recognized product brand that, we believe, will attract attention from local suppliers and retailers who will seek to carry our product offerings.

Our corporate organization today is comprised of a U.S. based headquarters in Las Vegas, Nevada, a wholly-owned subsidiary in Hong Kong (Gamma Pharmaceuticals (HK) Limited), and the Company has made application to establish a representative office in Beijing, the Peoples Republic of China. We plan to use a variety of contract and third party resources in China and will undertake all invoicing for their services from our Hong Kong subsidiary.

The Marquette revolving accounts receivable financing facility and the Crossroads revolving purchase order financing debt facility provide the Company with added financial flexibility and greater financial leverage in the execution our the Company’s business plan.

In-Licensing New Brand

On August 30, 2006, the Company successfully completed negotiations with Jugular Inc., a brand management company, for a contract to license the Jugular brand name, logo and other graphic applications for a range of the energy products. The 5-year term of the contract includes exclusive worldwide rights to the brand, proprietary ownership of any improvements and an obligation for Jugular to provide support and resources to co-enable cross-brand promotional activities and resource activities at favorable market rates to the Company.

(b)	COMPARISON OF RESULTS OF OPERATIONS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005 TO THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

Our first fiscal quarter under New Management ended on June 30, 2006. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

Revenue.

The Company did not generate any revenues for the three months ended September 30, 2006, as compared to $614.00 for the comparable period of 2005. Revenues remained relatively unchanged from the comparable period of 2005 because the Company was in the process of making the transition to the new management team and preparations for the introduction of a new product line.

Expenses.

Total expenses increased by $397,720 or approximately 1,866% to $419,026 for the three months ended September 30, 2006, as compared to $21,306 for the comparable period of 2005. Our expenses increased significantly primarily due to increase in start up expenses related to new product design and formulation, regulatory filings, increased travel and increased communication, non-cash expenses relating to the issuance of our common stock for services and corporate development expense.

General and Administrative expenses were higher due to legal fees, expenses associated with establishing our new headquarters office and expenses related to our current equity capital raise.

FOR THE SIX MONTH FISCAL PERIOD ENDED SEPTEMBER 30, 2005 TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2006

Revenue.

The Company did not generate any revenues for the six months ended September 30, 2006, as compared to $1,263 for the comparable period of 2005. Revenues remained relatively unchanged from the comparable period of 2005 because the Company was in the process of making the transition to the new management team and preparations for the introduction of a new product line.

Expenses.

Total expenses increased by $776,708 or approximately 1713% to $822,029 for the three months ended September 30, 2006, as compared to $45,321 for the comparable period of 2005. Our expenses increased significantly primarily due to increase in start up expenses related to new product design and formulation, regulatory filings, increased travel and increased communication, non-cash expenses relating to the issuance of our common stock for services and corporate development expense.

General and Administrative expenses were higher due to legal fees, expenses associated with establishing our new headquarters office and expenses related to our current equity capital raise.

(c)	LIQUIDITY AND CAPITAL RESOURCES

We did not achieve an operating profit during the fiscal quarter. Our net loss for the three months ended September 30, 2006 was $419,026 as compared to the comparable period of 2005, when we had a net loss of $21,306. The Company has begun to market to qualified investors an equity offering of up to $1,500,000. We successfully raised $511,001 during the period ending September 30, 2006 and raised an additional $50,000 subsequent to the close of the September 30, 2006 period for a total of $561,001. We are conducting discussions with investors and investment banks in the United States to invest in the Company or to represent the Company to potential investors, there can be no assurance we will be successful in raising the necessary funds to execute our business plan.

Assets.

As a result of our April 8, 2006 Technology Transfer Agreement we increased our total assets to $6,214,597. The major component of the increase in assets was an increase in intangible assets of $5,951,250. The intangible assets are comprised of all copyrights, trademarks, and know-how (collectively, “Transferred Technology”) to a portfolio of vitamin and nutriceutcal products and personal care products.

Liabilities.

Our total liabilities increased to $289,574. Our accounts payable increased by $72,042 from the same period in 2005. We are carrying a deferred accrual of $172,685 for the salaries of our CEO, CFO and CMO. We have also deferred the reimbursement of $41,720 due our CEO. The balance consist of legal and accounting expense related to the April 7, 2006 Technology Transfer Agreement and various expenses attributed directly to the aforementioned start up expenses relating to new product design and formulation, regulatory filings, increased travel and increased communication expense.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

Effective April 7, 2006, New Management took controlling interest in our Company. Since that time we have made significant changes in our internal controls and in other internal factors. The evaluation of these controls is ongoing by our senior management team under the direction of our Chief Executive Officer and our Chief Financial Officer; however, our Chief Executive Officer and our Chief Financial Officer believe that these controls are affective.

Part II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, or our Company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 17, 2006, the Company began the August 2006 Private Placement. To date the net proceeds from the offering are approximately $511,001. 681,334 shares of common stock have been issued pursuant to the financing, which included 2,044,002 common stock purchase warrants. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

On September 29, 2006, the Company issued a total of 130,000 shares of restricted common stock to various consultants for compensation for services performed in advising the Company on product development and corporate development matters. The Company recorded an expense of $97,500 based on a stock price of $0.75 per share on the date of issuance. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 14, 2006, we amended our Certificate of Incorporation to change our name from Sunburst Pharmaceuticals Inc. to Gamma Pharmaceuticals Inc. This amendment was made pursuant to written consent of the Board of Directors, who at the time owned 90% of the outstanding shares of the Company.

ITEM 5: OTHER INFORMATION

Appointment of new general counsel

The Company has strengthened its resources to support its growth strategy with the appointment of our new general and securities legal council, Jones Vargas. Jones Vargas will handle all Securities and Exchange commission reporting and all general corporate legal and regulatory matters.

Appointment of auditor

On October 12, 2006, the Company informed Parnell Kerr Forster of Texas of the Company’s decision to change auditor. The Company appointed LL Bradford & Company, LLC as our new auditor.

ITEM 6: EXHIBITS

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Chief Executive Officer); filed herewith.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Chief Financial Officer); filed herewith.

32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith.

32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2006.

GAMMA PHARMACEUTICALS INC.

By:	/s/ PETER CUNNINGHAM
Peter Cunningham, Chairman

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 14, 2006.

By: /S/ PETER CUNNINGHAM	Chairman of the Board and Chief Executive Officer and Secretary
Peter Cunningham

By: /S/ JOSEPH CUNNINGHAM	Chief Financial Officer and Director
Joseph Cunningham