Form 10QSB
period 2006-12-31
Gamma Pharmaceuticals Inc
filed 2007-02-14
CIK 904146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from October 1, 2006 to December 31, 2006.

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

10,949,000 shares of Common Stock outstanding, $0.001 Par Value as of December 31, 2006. Transitional Small Business Disclosure Format (check one): YES ☐    NO ☒

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAMMA PHARMACEUTICALS INC.

(FORMERLY KNOWN AS SUNBURST PHARMACEUTICALS INC.)

BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$84,178	$61,215
Inventory	8,548	-
Total current assets	92,726	61,215

Fixed assets, net	2,523	-
Other assets	14,500	-
Intangible assets	5,982,650	-

	$6,092,399	$61,215

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expense	$75,533	$20,705
Payable to related parties	20,025	-
Accrued compensation	213,725	-
Total current liabilities	309,283	20,705

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 10,949,000 and 828,400 shares issued and outstanding
at December 31, 2006 and March 31, 2006, respectively	10,949	828
Additional paid in capital	7,041,424	295,003
Accumulated deficit	(1,269,257)	(255,321)
	5,783,116	40,510

	$6,092,399	$61,215

The accompanying notes are an integral part of these financial statements.

GAMMA PHARMACEUTICALS INC.

(FORMERLY KNOWN AS SUNBURST PHARMACEUTICALS INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2006	2005	2006	2005

Income	$-	$608	$-	$1,871

Expenses:
General and administrative expenses	191,907	5,639	1,013,936	50,960
Total expenses	191,907	5,639	1,013,936	50,960

(Loss) before provision for income taxes	(191,907)	(5,031)	(1,013,936)	(49,089)

Provision for income taxes	-	-	-	-

Net (loss)	$(191,907)	$(5,031)	$(1,013,936)	$(49,089)

Weighted average number of common
shares outstanding - basic and fully diluted	10,926,536	828,400	10,250,180	828,400

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.01)	$(0.10)	$(0.06)

The accompanying notes are an integral part of these financial statements.

GAMMA PHARMACEUTICALS INC.

(FORMERLY KNOWN AS SUNBURST PHARMACEUTICALS INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	December 31,
	2006	2005

Cash flows from operating activities
Net (loss)	$(1,013,936)	$(49,089)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	229	-
Shares issued for services	244,291	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	6,684
(Increase) in inventory	(8,548)	-
(Increase) in other assets	(14,500)	-
Increase in accounts payable and related party payable	74,853	2,701
Increase in accrued compensation	213,725	-
Net cash (used) by operating activities	(503,886)	(39,704)

Cash flows from investing activities
Purchase of fixed assets	(2,752)	-
Purchase of intangible assets	(31,400)	-
Net cash (used) by investing activities	(34,152)	-

Cash flows from financing activities
Proceeds from sale of common stock	561,001	-
Net cash provided by financing activities	561,001	-

Net increase (decrease) in cash	22,963	(39,704)
Cash - beginning	61,215	115,742
Cash - ending	$84,178	$76,038

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Acquisition of intangible assets through issuance of common stock	$5,951,250	$-

The accompanying notes are an integral part of these financial statements

.

Gamma Pharmaceuticals, Inc.

(Formerly Known As Sunburst Pharmaceuticals, Inc.)

Notes to Consolidated Financial Statements

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

Note 2: Summary of Significant Accounting Policies

Organization

On October 17, 2006, the Company acquired 100% of Gamma Pharmaceuticals (HK) Limited (“Gamma HK”). Gamma HK was a recently formed corporation with no operations.

On December 8, 2006 our Hong Kong subsidiary company, Gamma Pharmaceuticals (HK) Ltd., established Gamma Pharmaceuticals (HK) Limited Beijing Representative Office, in Beijing China. The Representative Office will represent Gamma Pharmaceuticals (HK) Ltd., interests in China. All invoicing and commercial arrangements for China will be contracted through our Hong Kong subsidiary company.

Principles of Consolidation

The consolidated financial statements include the accounts of Gamma Pharmaceuticals, Inc. (US corporation), and its wholly-owned subsidiary Gamma HK. All significant inter-company balances and transactions have been eliminated. Gamma Pharmaceuticals, Inc. (US corporation) and Gamma HK will be collectively referred herein to as the “Company”.

Inventory

Inventories, consisted of finished goods, are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Fixed Assets

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment	3 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as December 31, 2006.

Gamma Pharmaceuticals, Inc.

(Formerly Known As Sunburst Pharmaceuticals, Inc.)

Notes to Consolidated Financial Statements

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2006, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing various United States patents and trademarks. The patents and trademarks are recorded at cost. Patents are amortized using the straight-line method over the estimated useful lives of the patents, which the Company has estimated to be seventeen years. In addition, the Company determined that the trademarks have an indefinite life and will be reviewed annually for impairment.

Note 3: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $1,014,000 for the nine months ended December 31, 2006, with an accumulated loss of approximately $1,270,000. The Company’s current liabilities exceed its current assets by $216,557 as of December 31, 2006 of which $213,557 represents deferred compensation due to officers and management.

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

Note 4: Fixed Assets

Fixed assets as of consisted of the following:

December 31,
2006
Computer equipment	$ 2,752
Accumulated depreciation	(229)
$ 2,523

During the nine months ended December 31, 2006 and 2005, the Company recorded depreciation expense of $229 and $0, respectively.

Note 5: Other Assets

As of December 31, 2006, the Company had $14,500 in prepaid expenses.

Gamma Pharmaceuticals, Inc.

(Formerly Known As Sunburst Pharmaceuticals, Inc.)

Notes to Consolidated Financial Statements

Note 6: Intangible Assets

On April 7, 2006, the Company entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and nutriceutical products and personal care products. The transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently being marketed by other companies. The Company issued 9,045,900 shares of common stock under the Technology Transfer Agreement is recorded at the estimated fair value of the Transferred Technology totaling $5,951,250 and is included as an intangible asset on the balance sheet at December 31, 2006.

Note 7: Debt Financing

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

On January 11, 2007 the Company completed and signed a Purchase Order Purchase Agreement with Crossroads Financial LLC whereby the Company may from time to time, at the Company’s option, sell, transfer and assign all of its rights, title and interest in a accepted Purchase Order to Crossroads Financial LLC. The initial maximum Facility amount shall be up to $750,000. In conjunction with the Purchase Order Purchase Agreement, the company signed a tri-party agreement between the Company, Crossroad Financial LLC and Marquette Commercial Finance Inc., whereby Marquette has agreed to purchase from The Company any accepted Receivable due to the Company in an amount not to exceed $1 million. The effect of these arrangements should substantially reduce the capital outlay required to satisfy our Purchase Orders and should compress the time period in which the Company collects payments from certain accepted counterparties.

Note 8: Equity

Effective May 15, 2006, the Company declared a stock dividend of 18 shares for each share of its common stock which has the effect of a 19 for one stock split, resulting in 10,071,000 shares of common stock issued and outstanding. The stock split has been reflected in the accompanying financial statements by retroactively restating all shares and per share amounts.

Gamma Pharmaceuticals, Inc.

(Formerly Known As Sunburst Pharmaceuticals, Inc.)

Notes to Consolidated Financial Statements

On April 7, 2006, the Company issued 176,700 shares of restricted stock in exchange for all of its options outstanding as of the date of the transaction. The shares were valued at $134,674.

On April 7, 2006, the Company issued 20,000 shares of restricted stock to its former owners. The shares were valued at $11,800 in exchange for services rendered.

On April 7, 2006, the Company issued 9,045,900 shares of common stock under the Technology Transfer Agreement is recorded at the estimated fair value of the Transferred Technology totaling $5,951,250.

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

On September 30, 2006, Company sold 130,000 shares of our common stock to consultants for services rendered valued at $97,500.

On November 1, 2006, the Company sold 66,666 shares of our common stock and 200,001 common stock purchase warrants to one accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,000 for the common stock and up to $199,998 should all of the warrants be exercised for cash.

Gamma Pharmaceuticals, Inc.

(Formerly Known As Sunburst Pharmaceuticals, Inc.)

Notes to Consolidated Financial Statements

Note 9: Stock Warrants

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2006 and 2005 and changes during the nine months ended on those dates:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at March 31, 2005	-	$ 0.00
Granted	-	$ 0.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at December 31, 2005	-	$ 0.00
Granted	-	$ 0.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at March 31, 2006	-	$ 0.00
Granted	2,244,003	$ 1.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at December 31, 2006	2,244,003	$ 1.00
Warrants exercisable at December 31, 2005	0	$ 0.00
Warrants exercisable at December 31, 2006	2,244,003	$ 1.00

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2006:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.75	748,001	4.65	$ 0.75
$ 1.00	748,001	4.65	$ 1.00
$ 1.25	748,001	4.65	$ 1.25
	2,244,003	4.65	$ 1.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.75	748,001	$ 0.75
$ 1.00	748,001	$ 1.00
$ 1.25	748,001	$ 1.25
	2,244,003	$ 1.00

Note 10: Related Party Transactions

On November 10, 2007 the Gamma Pharmaceuticals (HK) Ltd. purchased $8,547 and inventory for our IceDrops product line. The purchase of inventory is for our China-based operation. This purchase was undertaken pursuant to our August 25, 2006 agreement between Parco Sino-Can Sci-tech (Beijing) Inc., and our subsidiary Gamma Pharmaceuticals (HK) ltd. Parco Sino-Can Sci-tech (Beijing) Inc., is owned by Mr. Hao Zhang, a Director and Chief Marketing Officer of Gamma Pharmaceuticals.

Gamma Pharmaceuticals, Inc.

(Formerly Known As Sunburst Pharmaceuticals, Inc.)

Notes to Consolidated Financial Statements

As of December 31, 2006, the Company owed a total of $20,025 to two officers of the Company for reimbursement of expenses.

Note 11: Subsequent Events

Sale of Equity

On January 31, 2006, the Company sold an additional 66,667 shares of our common stock and 200,001 common stock purchase warrants to two accredited investors in a private placement. The terms of the private placement are the same as the November 1, 2006 Private Placement (see above). The gross proceeds from the sale were $50,000 for the common stock and up to $199,998 should all of the warrants be exercised for cash.

Issuance of Shares

On January 2, 2007 the Company issued 1,500,000 restricted shares of our common stock to senior management of the Company. The shares of common stock were to reward senior management for performance in 2006.

Appointment of Investment Bank

On January 31, 2007 the Company appointed Westminster Securities Corp of New York to assist the Company in raising additional equity capital and to provide on-going corporate finance and capital market support activity. The Company and Westminster have entered into a two-year agreement whereby Westminster is to be paid $8,000 per month after a minimum of $2 million has been raised.

Purchase Order Purchase Agreement

On January 11, 2007 the Company signed a Purchase Order Purchase Agreement with Crossroads Financial LLC whereby the Company may from time to time, at the Company’s option, sell, transfer and assign all of its rights, title and interest in a accepted Purchase Order to Crossroads Financial LLC. The initial maximum Facility amount shall be up to $750,000. In conjunction with the Purchase Order Purchase Agreement, the company signed a tri-party agreement between the Company, Crossroad Financial LLC and Marquette Commercial Finance Inc., whereby Marquette has agreed to purchase from The Company any accepted Receivable due to the Company in an amount not to exceed $1 million. The effect of these arrangements should substantially reduce the capital outlay required to satisfy our Purchase Orders and should compress the time period in which the Company collects payments from certain accepted counterparties.

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

(b)	COMPARISON OF RESULTS OF OPERATIONS

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2005 TO THE FISCAL QUARTER ENDED

DECEMBER 31, 2006

Our fiscal quarter ended on December 31, 2006. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

Revenue.

The Company did not generate any revenues for the three months ended December 31, 2006, as compared to $608 for the comparable period of 2005. Revenues remained relatively unchanged from the comparable period of 2005 because the Company was in the process of making the transition to the new management team and preparations for the introduction of a new product line.

Expenses.

Total expenses increased by $186,268 or approximately 3,303% to $191,907 for the three months ended December 31, 2006, as compared to $5,639 for the comparable period of 2005. Our expenses increased significantly primarily due to increase in start up expenses related to new product design and formulation, regulatory filings, increased travel and increased communication.

General and Administrative expenses were higher due to legal fees, expenses associated with establishing our new headquarters office and expenses related to our current equity capital raise.

FOR THE NINE MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006 TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2005

Revenue.

The Company did not generate any revenues for the nine months ended December 31, 2006, as compared to $1,871 for the comparable period of 2005. Revenues remained relatively unchanged from the comparable period of 2005 because the Company was in the process of making the transition to the new management team and preparations for the introduction of a new product line.

Expenses.

Total expenses increased by $962,976or approximately 1,890% to $1,013,936 for the nine months ended December 31, 2006, as compared to $50,960 for the comparable period of 2005. Our expenses increased significantly primarily due to increase in start up expenses related to new product design and formulation, regulatory filings, increased travel and increased communication, non-cash expenses relating to the issuance of our common stock for services and corporate development expense.

General and Administrative expenses were higher due to legal fees, expenses associated with establishing our new headquarters office and expenses related to our current equity capital raise.

(c)	LIQUIDITY AND CAPITAL RESOURCES

We did not achieve an operating profit during the fiscal quarter. Our net loss for the three months ended December 31, 2006 was $191,907 as compared to the comparable period of 2005, when we had a net loss of $5,031. The Company has begun to market to qualified investors an equity offering of up to $1,500,000. We successfully raised $560,001 during the period ending December 31, 2006 and raised an additional $50,000 subsequent to the close of the December 31, 2006 period for a total of $610,001. Subsequent to the close of the December 31, 2006 period, we plan to hire an investment bank to assist the Company in raising additional equity capital of up to $6 million and to provide on-going corporate finance and capital market support activity. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

Assets.

As a result of our April 8, 2006 Technology Transfer Agreement we increased our total assets to $6,092,399. The major component of the increase in assets was an increase in intangible assets of $5,951,250. The intangible assets are comprised of all copyrights, trademarks, and know-how (collectively, “Transferred Technology”) to a portfolio of vitamin and nutriceutcal products and personal care products.

Liabilities.

Our total liabilities increased to $309,283. Our accounts payable increased by $54,828 from the same period in 2005. We are carrying a deferred accrual of $213,725 for the salaries of our CEO, CFO and CMO. We have also deferred the reimbursement of $9,958 due our CEO. The balance consist of legal and accounting expense related to the April 7, 2006 Technology Transfer Agreement and various expenses attributed directly to the aforementioned start up expenses relating to new product design and formulation, regulatory filings, increased travel and increased communication expense.

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

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 17, 2006, the Company began the August 2006 Private Placement. To date the net proceeds from the offering are approximately $610,001. 814,666 shares of common stock have been issued pursuant to the financing, which included 2,443,998 common stock purchase warrants. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

On January 2, 2007 the Company issued 1,500,000 shares of our common stock to senior management of the Company. The shares of common stock were to reward senior management for performance in 2006.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2007.

GAMMA PHARMACEUTICALS INC.

By:	/s/ PETER CUNNINGHAM
Peter Cunningham, Chairman

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 14, 2007.

By: /S/ PETER CUNNINGHAM	Chairman of the Board and Chief Executive Officer and Secretary
Peter Cunningham

By: /S/ JOSEPH CUNNINGHAM	Chief Financial Officer and Director
Joseph Cunningham