Form 10QSB/A
period 2006-12-31
Gamma Pharmaceuticals Inc
filed 2007-02-20
CIK 904146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2007.

GAMMA PHARMACEUTICALS INC.

By:	/s/ PETER CUNNINGHAM
Peter Cunningham, Chairman

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 20, 2007.

By: /S/ PETER CUNNINGHAM	Chairman of the Board and Chief Executive Officer and Secretary
Peter Cunningham

By: /S/ JOSEPH CUNNINGHAM	Chief Financial Officer and Director
Joseph Cunningham