Form 10KSB
period 2007-03-31
Gamma Pharmaceuticals Inc
filed 2007-07-06
CIK 904146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-61892

GAMMA PHARMACEUTICALS INC.

(Name of small business issuer in its charter)

Delaware	72-1235452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2225 Angelfire Street
Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(702) 953-6446

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year ended March 31, 2007. $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 25, 2007 was $1,699,825.50 based on a share value of $0.75.

The number of shares of Common Stock, $0.001 par value, outstanding on June 25, 2007 was 12,382,334 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

GAMMA PHARMACEUTICALS INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

MARCH 31, 2007

Index to Report

on Form 10-KSB

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures and/or general working capital; and
o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “Gamma”, “the Company”, and similar terms refer to Gamma Pharmaceuticals Inc.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General Development of Business

Gamma Pharmaceuticals Inc. was incorporated in the State of Delaware on February 10, 1993 as Emerging Gamma Corporation for the purpose of seeking business opportunities, including acquisitions that the Board of Directors, in its discretion, believed to be good opportunities. In 2002, after a tender offer, a new Board of Directors succeeded the original Board, but maintained the same goal of seeking out new business opportunities. The pursuit of this goal led to the acquisition of the Transferred Technology pursuant to the Technology Transfer Agreement on April 7, 2006 and new business described below. Following the effectiveness of the Technology Transfer Agreement, the name of the Company was changed from Emerging Gamma Corporation to Sunburst Pharmaceuticals, Inc. and, on July 14, 2006, was changed again to Gamma Pharmaceuticals, Inc.

Technology Transfer Agreement

On April 7, 2006, we entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") with Mr. Peter Cunningham, Mr. Joseph Cunningham and Mr. Hao Zhang, our current officers and directors ("Assignors" or "New Management"), pursuant to which we obtained all copyrights, trademarks, and know-how (collectively, "Transferred Technology") to a portfolio of vitamin and nutriceutical products and personal care products. The Transferred Technology is based on proprietary formulation technology, and we believe such technology represents improved versions of branded products currently being marketed by other companies. Assignors have developed a proprietary-marketing platform for (i) the Greater China (Peoples Republic of China [China], Hong Kong and Republic of China [Taiwan]) healthcare, vitamins and nutriceutical markets, over-the-counter ("OTC") pharmaceutical markets, and personal care markets and (ii) the United States vitamins and nutriceutical markets, OTC pharmaceutical markets, and personal care markets. We believe that the products, technologies and marketing platform will enable us to pursue a specialized business model for succeeding in these Greater China and United States markets.

Under the Technology Transfer Agreement, we acquired all copyrights, trademarks, trade secrets and know how for a product line of 10 vitamins and nutriceuticals, and a product line of personal care products including IceDrops, an alcohol based hand sanitizer (collectively "New Products"). The products have been formulated to be in compliance with prevailing regulations of the appropriate government regulatory agencies in China, Taiwan, Hong Kong and the U.S. Final submission of labeling and product performance claims, to the same regulatory agencies, is pending. We intend to take the necessary steps to market the products in these jurisdictions and will undertake manufacturing through qualified third party sources. In all of these major markets, New Management has experience marketing and selling similar products.

As per the agreement, we have an up-scale suite of consumer products including:

•	Hand Sanitizer Lotion, water free
•	Hand Sanitizer Lotion with Aloe, water free
•	Supplement multivitamins, 4 fruit flavors (for children)
•	Supplement Calcium, 4 fruit flavors
•	Supplement Vitamin C, orange flavor
•	Adjunctive supplement Immune booster
•	Adjunctive supplement energy booster
•	Adjunctive supplement for improved cognition
•	Adjunctive supplement for reducing the side effects of chemotherapy
•	Adjunctive supplement for symptoms of type II diabetes and pre-diabetes
•	Adjunctive supplement for the symptoms of menopause
•	Adjunctive supplement for stress reduction

Copyright protection is secured for all of the New Products' formulations except for the adjunctive supplement for the symptoms of menopause, for which an application for copyright is being submitted and awaiting receipt of a copyright registration number.

Our Business

Through the Technology Transfer Agreement we acquired a new line of consumer goods in the vitamin and nutriceutical sector focused mainly on the greater China healthcare, vitamins and nutriceutical goods, OTC pharmaceutical, and personal care product markets and in the United States vitamins and nutriceuticals and personal care product markets. Our New Management is experienced operating in the greater China and US markets and has a marketing platform and proprietary technologies that we believe will provide us with a specialized business model for use in developing a greater China consumer goods and OTC pharmaceutical business.

Products

We have developed and are continuing to expand our product lines in vitamins and nutriceuticals, personal care and OTC pharmaceutical products suitable for both the Greater China market and the United States market. All of our formulations are or will be copyright protected and we have undertaken the process to seek US patent protection on certain product application patents. We formulate and market unique digestible product forms including gel strips, gel liquids and gel solid forms. The products we intend to sell will be tailored to the targeted market segments by age group, purchasing power, lifestyle, medical condition or therapeutic objective. The product mix will then be segmented again by package size so as to meet price points in major retail channels such as convenience stores (small pack), pharmacy and supermarket (standard pack), and hypermarkets (large pack).

In January 2007 we received confirmation of acceptance of one of our products by a large national pharmacy retailer with 6,000 outlets across the United States. The pharmacy retailer has requested us to present a range of products using our gel technology. This range is being produced at sample quantities and packaging is being designed for the follow-up meetings with the pharmacy retailer.

We have had ongoing and substantive discussions with several other large retailers in the United States and in China. Certain government organizations have expressed a strong desire to purchase our suite of energy products. We market unique energy strips and energy gels under the Jugular Brand. The tagline "Go for the Jugular" is targeted towards the youth oriented market including action sports and has resonated with several other sub markets which we intend to exploit. The products formulation, pack sizes and other product characteristics are gaining acceptance amongst our targeted consumers. We conducted a product survey in May 2007 with over 800 prospective purchasers of our products. The study demonstrated a 90% acceptance rate amongst survey participants for product form, taste and texture with nearly all participants expressing a willingness to buy the products.

A large part of our initial product line of nutritional supplements, personal care products and OTC pharmaceutical products is based on proprietary uses of plant-based Gel technology to create innovative products. Products based on our “Gel Delivery Technology” offer, management believes, a highly desirable innovation over the typical tablets and capsules to which consumers have grown accustomed. The Gel products are the latest product forms consumers desire in the healthcare and supplement industries. Our Gel Delivery Technology will be a significant part of our marketing strategy, complete with an easily identified logo across product categories and lines to create consistent product message. Our products and Gel Delivery Technology have evolved through years of formulation and the global marketing experience of our New Management.

Gamma’s current product lines consist of IceDrops ™ and the following master brands:

Jugular® Product Line

1.	Jugular strips (Gelithins)single
2.	Jugular strips (Gelithins)triple
3.	Jugular gel (Gelicreams) 80g
4.	Jugular gel (Gelicreams) 30g
5.	Jugular gel (Gelicreams) 17g
6.	Jugular Cool Hand hand sanitizer Gelotion 200ml
7.	Jugular Cool Hand hand sanitizer Gelotion 60ml
8.	Jugular Cool Hand hand sanitizer Gelotion 20ml

Brilliant Choice™ Product Line

9.	Brilliant choice Gelibite Gummy multiple vitamins 60’s
10.	Brilliant choice Gelibite Gummy calcium supplement 60’s
11.	Brilliant choice Gelicream multiple vitamin 17g

Airdefence™ Product Line

12.	Airdefense Gelibite immune booster 100’s
13.	Airdefense Gelibite children’s immune booster 100’s

14.	Airdefense Crystalgel with bioferrin 5g
15.	Airdefense Gelicream with bioferrin 17g
16.	Airdefense Gelicream with bioferrin 30g
17.	Airdefense Gelithin with bioferrin single
18.	Airdefense Gelthin with bioferrin triple
19.	Airdefense Germ Free hand sanitizer gelotion 200ml
20.	Airdefense Germ Free hand sanitizer gelotion 60ml
21.	Airdefense Germ Free hand sanitizer gelotion 20ml

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

In August of 2006 we undertook an independent intangible asset valuation by BCC Capital Partners of Irvine, California. The purpose of the independent asset valuation was to satisfy our audit requirement with respect to FASB Statement 141 and 142. BCC was engaged specifically to estimate the fair value of the intangible assets transferred as a result of our April 7, 2006 Technology Transfer Agreement. BCC affirmed our intangible asset valuation at the time of the transaction for an aggregate $5.95 million.

Since that time, we have undertaken a concentrated effort to add to our intellectual property portfolio including in-licensing of the Jugular brand, on-going development of several new products and new product forms, and development of dossiers to support product patent applications.

On August 30, 2006, we successfully completed negotiations with Jugular Inc., a brand management company, for a contract to license the Jugular brand name, logo and other graphic applications for a range of the energy products. The 5-year term of the contract includes exclusive worldwide rights to the brand, proprietary ownership of any improvements and an obligation for Jugular to provide support and resources to co-enable cross-brand promotional activities and resource activities at favorable market rates to the Company. We have recently undertaken additional discussions with Jugular regarding the acquisition of a permanent license for our energy related products and to include personal care products, vitamins and nutriceuticals.

We are currently in the process of preparing applications for US patant protection for certain other product applications and evaluating certain other products and certain additional manufacturing methods for US patent protection.

On May 4, 2007, we purchased intellectual property from Peter Cunningham, an officer and director of the Company for $17,000. Additionally, Mr. Cunningham will be eligible to participate in any additional management compensation structure. We view the intellectual property as a core component of our pending patent application.

Manufacturing

At this time, we intend to contract to manufacture our products with leading supply manufacturers in North America and in greater China. We believe that this is a lower-risk strategy and will preserve capital investment particularly during the next 12-18 month period. We believe that there is a surplus of manufacturing capacity for our products in China and in the United States and as such, pricing pressure may result in manufacturers allowing for price concessions, providing us additional support for managing our gross margins. We will aim to diversify our manufacturing where possible so not to become overly dependent on any one manufacturing group. Our New Management has worked with several manufacturing groups in the past and we believe the relationship with these groups will help us to quickly organize our manufacturing resources.

Raw materials

The principal raw materials required in our operations are vitamins, minerals, herbs, confectionary base and packaging components. We purchase the majority of our vitamins, minerals and herbs from raw material manufacturers and distributors in North America and Asia. We believe that there are adequate sources of supply for all of our principal raw materials. We also believe that our strong relationships with our suppliers will yield improved quality, pricing and overall service to our customers. Although there can be no assurance that our sources of supply for our principal raw materials will be adequate in all circumstances, in the event that such sources are not adequate, we believe that alternate sources can be developed in a timely and cost-effective manner.

Distribution

We are focusing our distribution channels and networks in an attempt to focus our sales network coverage in the United States and in all major provinces and cities of Asia, including Greater China. We believe these distribution networks will enable us to introduce our new products into target markets more effectively. We use exclusive and non-exclusive third party distributors for specific products and specific distribution territories.

We are seeking to hire regional sales representatives and embed certain specialists with our distribution partners on a full time equivalent basis. We also plan to use commission-based sales specialists. Although there can be no assurance of our success, our objective is to expand into approximately 10,000 retail outlets in Asia and the United States over the next 18 months. By diversifying our distribution base we will not have to rely on any single group for the bulk of our sales.

Competition

The market for vitamins and nutritional supplement products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and availability of new products. We believe that we are well positioned to compete in the fast-developing North American and Greater China vitamin and nutraceutical market with a potentially strong brand idenity, diverse product portfolio, research and development capabilities, established sales and marketing know-how and favorable cost structure. We believe that competition and leadership in our industry are based on managerial and technological expertise, and the ability to identify and exploit commercially viable products.

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

Industry Overview

China

China is one of the world's major producers of ingredients for pharmaceuticals, herbal supplements, nutritional supplements and personal care products. According to a recent ISI Emerging Markets report, the pharmaceutical industry in China was approximately $27.7 billion in 2005 and China is forecast to become the world’s fifth largest pharmaceutical market by 2010,

Due in part to the relaxation of trade barriers following China's accession to the World Trade Organization ("WTO") in January 2002, we believe China will become one of the world's largest pharmaceutical markets by the middle of the twenty-first century. As a result, we believe the Chinese market presents a significant opportunity for both domestic and foreign drug manufacturers. With the Chinese accession to the WTO, the Chinese pharmaceutical industry is gearing up to face the new patent regime that is required by WTO regulation, and the Chinese government has begun to reduce its average tariff on pharmaceuticals. China has also agreed that foreign companies will be allowed to import most products, including pharmaceuticals, into any part of China.

Foreign companies are expected to benefit from China’s WTO accession in four significant areas. First, they will be able to acquire a larger share of the Chinese market. Second, they may be able to gain increased control over their distribution networks and may not have to rely on the complex and sometimes costly Chinese supply network. Third, open competition will give foreign drug companies a better chance of having their products included on China's provincial and municipal lists of drugs that are subject to state reimbursement. Finally, the intellectual property rights of foreign drug companies will be accorded enhanced protection. However, given China's past performance in adhering to international agreements, there can be no assurance that any or all of these benefits will be achieved.

The development of the retail drugstore sector in China since the most recent round of healthcare reforms began in 1998 has been rapid. Chain drugstores soon followed; since the promulgation of Chain Drugstores Regulations in 1998, more than 260 companies have been approved by the State Drug Administration ("SDA") as chain drugstores. Of the roughly 120,000 Chinese retail pharmacies as of December 2002, 260 were chain drugstore enterprises that managed in the aggregate 5,096 retail outlets. According to recent industry figures, there is an average of 26 retail drugstores for each chain; and the largest chain had a total of 231 interregional retail outlets. As of December 2002, the largest retail sales of a chain drugstore in China amounted to RMB300.0 million, or US$36.59 million.

United States

In the United States, Lifestyle of Health & Sustainability (“LOHAS”) marketplace is the fastest growing market in the nutritional supplement category, and according to research reports from the LOHAS Market Review, the U.S. LOHAS market grew by approximately 1% new joiners and 10% new spending per year to reach $355 billion in 2004. The Natural Marketing Institute for the American Botanical Council reports that the LOHAS market now includes more than 14% of the population in the U.S., or conservatively 40 million persons. The Hartman Group, a market research company, classifies certain vitamins, nutriceuticals and OTC pharmaceutical products as "wellness products." They report that nearly $66 billion was spent on wellness products in 2004. At that level of spending, the wellness products category accounts for approximately 25% of the spending amongst the LOHAS consumer category.

Government Regulation

China

Our principal sales market initially will be in the People's Republic of China. For certain products we will be subject to China's (OTC) Pharmaceutical Administrative Law, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations of the law. We will also be subject to China's Food Sanitation Law, which provides the food sanitation standards to be followed by manufacturers and distributors. Our products are subject to registration as foods with the Food and Drug Administration ("FDA") and their equivalent organizations in all countries. In China, the equivalent organization is the SFDA (State Food & Drug Administration). We currently use a representative office located in Beijing PRC to represent our commercial activities in the PRC and to direct contracting to our US headquarters through our Hong Kong subsidiary, Gamma Pharmaceuticals (HK) Ltd. For such an organization arrangement we will be subject to the foreign company provisions of the Company Law of China, which governs the conduct of representative offices and their appointed representatives. Additionally, we will also be subject in varying degrees to regulations and the permit system administered by the Chinese government.

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

Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including the following:

  initiating investigations,

  issuing warning letters and cease and desist orders,

  requiring corrective labeling or advertising,

  requiring consumer redress, such as requiring that a company offer to repurchase products previously sold to consumers,

  seeking injunctive relief or product seizures,

  imposing civil penalties, or

  commencing civil procedures or criminal prosecution.

In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against industry participants. We cannot assure you that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our operations. In addition, increased sales of, and publicity about, dietary supplements may result in increased regulatory scrutiny of the dietary supplements industry.

The Dietary Supplement Health and Education Act, or DSHEA, was enacted in 1994, amending the Federal Food, Drug, and Cosmetic Act, or FFD&CA. We believe the DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids, and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 do not require the submission by the manufacturer or distributor to the FDA of evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe, but a dietary ingredient that was not on the market as of October 15, 1994 may need to be the subject of such a submission to FDA at least 75 days before marketing. Among other things, the DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations in this area and indicates that further guidance and regulations are forthcoming. We cannot assure you that the FDA will accept the evidence of safety for any new dietary ingredient that we may decide to use and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring FDA pre-approval based on newly conducted, costly safety testing. In addition, while the DSHEA authorizes the use of statements of nutritional support or "structure/function claims in the labels and labeling of dietary supplements, the FDA is required to be notified of such statements. We cannot assure you that the FDA will not consider particular labeling statements used by us to be drug claims rather than acceptable statements of nutritional support, thereby necessitating approval of a costly new drug application, or re-labeling to delete such statements. We do believe, however, that we substantially comply with the regulations promulgated under DSHEA with regard to labels and labeling of our dietary supplements.

In November 1998, the FTC announced new advertising guidelines specifically for the dietary supplement industry, entitled "Dietary Supplements: An Advertising Guide for Industry." These guidelines reiterate many of the policies the FTC has previously announced over the years, including requirements for substantiation of claims made in advertising about dietary supplements. We make every effort to ensure we are in compliance with FTC advertising standards.

The FFD&CA also authorizes the FDA to promulgate good manufacturing practices, or GMP, standards for dietary supplements, which require special quality controls for the manufacture, packaging, storage, and distribution of supplements. The final version of FDA's GMP regulation has not been published. We believe however, that we will be in substantial compliance with the regulations once they are issued. We contractually require that any independent third party manufacturers doing business with us comply with all existing, or to be promulgated, regulations. The FFD&CA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. These rules, which were issued on or after September 23, 1997, entail specific requirements relative to the labeling of our dietary supplements. The rules also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which would be a material expense to us.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect such additional regulation, when and if it occurs, would have on our business in the future. Such additional regulation could require, however, any of the following:

  the reformulation of certain products to meet new standards,

  the recall or discontinuance of certain products,

  additional record keeping,

  expanded documentation of the properties of certain products,

  revised, expanded or different labeling, or

  additional scientific substantiation.

Employees

We have three full-time employees at our US Headquarters and utilize a varying number of contracted consultant and professional service organizations to fulfill certain functional undertakings and to support the development and commercialization of our various product lines. We intend to hire additional full time employees to fill specific functions in our organization as our operations expand. We will also hire part-time or independent contractors in connection with certain projects in Greater China and the United States. We expect to have full-time-equivalent employees working directly for our distributors, manufacturers, and advertising and public relations agencies. We will vary employment as product demand dictates.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal executive office is located at 2225 Angelfire Street, Las Vegas, Nevada 89128. We pay no rent for this space, which is in good condition. This office space is owned by our Chief Executive Officer and Chairman of the Board, Peter Cunningham. We currently maintain an executive office at 800 North Rainbow Blvd., Las Vegas, NV 89107, for which we have executed a 6 month lease on an office suite that is approximately 1,500 square feet for which we pay rent of $2,300 per month. Our registered office for our Hong Kong subsidiary is located at 3705 Bank of America Tower, 12 Harcourt Road, Central, Hong Kong. Our annual rent for this office is $1,500. Our Beijing Representative Office, Gamma Pharmaceuticals (HK) Ltd. Representative office is located at Suite 909, Everlasting Plaza, 39 Anding Road Beijing, 100029, P.R.C. and we pay $2,000 monthly. As our business develops we plan to move to larger space as merited.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders for the fiscal years ended March 31, 2005 and for matters as they relate to fiscal year end March 31, 2006 on March 3, 2007. Business conducted at the meeting included the following proposals:

1.

To elect new directors to serve until the next annual meeting or until their successors are elected and qualified; Peter Cunningham, Joseph Cunningham and Hao Zhang were re-elected to serve as the Company’s directors; and

2.	To ratify L.L. Bradford, LLC as our independent auditors.

Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on January 31, 2007, were entitled to vote. The number of outstanding shares at the time was 12,382,334 held by approximately 330 stockholders. The required quorum of stockholders was present at this meeting.

Votes on the election of a new director were as follows:

Director	For	Against	Broker Non-Votes
Peter Cunningham	11,030,688	0	1,351,646
Joseph Cunningham	11,030,688	0	1,351,646
Hao Zhang	11,030,688	0	1,351,646

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

(a) Market Information

Our common stock has not traded on any stock exchange or inter-dealer quotation system, consequently there is currently no public market for our common stock. We intend to submit, through a market maker, the necessary documents for inclusion of our common stock for trading on the US Over-The-Counter Bulletin Board sometime in fiscal year ending March 31, 2008; however, there can be no assurance that NASD will approve the inclusion of the common stock.

(b) Holders of Common Stock

As of June 25, 2007, we had approximately 320 stockholders of record of the 12,382,334 shares outstanding.

(c) Dividends

On May 15, 2006, we declared a stock dividend of 18 shares for each share of our common stock, payable to our stockholder’s of record as of April 13, 2006, which had the effect of a 19 for one forward stock split, resulting in 10,071,000 shares of common stock issued and outstanding on April 13, 2006.

We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on our Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

2006 Long Term Incentive Plan

The following description applies to the 2006 Long Term Incentive Plan which we adopted on April 21, 2006; to date no options have been granted under this plan.

We have reserved for issuance an aggregate of 2,500,000 shares of common stock under our 2006 Long Term Incentive Plan. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

Officers (including officers who are members of the board of directors), directors (other than members of the stock option committee to be established to administer the stock option plan) and other employees and consultants and its subsidiaries (if established) will be eligible to receive options under the stock option plan. The committee will administer the stock option plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock option plan.

Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

Each option granted under the stock option plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. In the event of a change of control (as defined in the stock option plan), the date on which all options outstanding under the stock option plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

Recent Sales of Unregistered Securities

On January 2, 2007, we issued 1,500,000 shares of our common stock to three officers of the Company in exchange for services rendered. The shares of common stock were issued as consideration for services during the critical early corporate and business development in 2006. We believe that the issuance of shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in their financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with the Company’s president and directors on several occasions prior to their investment decision.

On January 31, 2007, we sold 66,666 units consisting of 66,666 shares of common stock, 66,666 series A warrants (exercise price of $0.75 per share), 66,666 series B warrants (exercise price of $1.00 per share) and 66,666 series C warrants (exercise price of $1.25 per share) to two accredited investors for a total purchase price of $50,000, all of which was paid in cash. All warrants are exercisable for 5 years. As of the date of this filing, the shares have not been issued.

On March 26, 2007, we sold 134,000 units consisting of 134,000 shares of common stock, 134,000 series A warrants (exercise price of $0.75 per share), 134,000 series B warrants (exercise price of $1.00 per share) and 134,000 series C warrants (exercise price of $1.25 per share) to one accredited investor for a total purchase price of $100,500, all of which was paid in cash. All warrants are exercisable for 5 years. As of the date of this filing, the shares have not been issued.

On March 28, 2007, we sold 80,000 units consisting of 80,000 shares of common stock, 80,000 series A warrants (exercise price of $0.75 per share), 80,000 series B warrants (exercise price of $1.00 per share) and 80,000 series C warrants (exercise price of $1.25 per share) to one accredited investor for a total purchase price of $60,000, all of which was paid in cash. All warrants are exercisable for 5 years. As of the date of this filing, the shares have not been issued.

We believe that the issuance and sale of the securities (common stock and common stock purchase warrants) were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The Securities were issued directly by us and did not involve a public offering or general solicitation. The recipients of the securities are “Accredited Investors” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The recipients, and/or their representatives, were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. The Company reasonably believes that the recipients, immediately prior to receiving the securities, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients, and/or their representatives had the opportunity to speak with our management on several occasions prior to their investment decision.

Subsequent Sales of Unregistered Securities

Between April 25, 2007 and May 8, 2007, we sold 496,126 units consisting of 496,126 shares of common stock, 496,126 series A warrants (exercise price of $0.75 per share), 496,126 series B warrants (exercise price of $1.00 per share) and 496,126 series C warrants (exercise price of $1.25 per share) to ten accredited investors for a total purchase price of $375,095, all of which was paid in cash. All warrants are exercisable for 5 years. As of the date of this filing, the shares have not been issued.

We believe that the issuance and sale of the securities (common stock and common stock purchase warrants) were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The Securities were issued directly by us and did not involve a public offering or general solicitation. The recipients of the securities are “Accredited Investors” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The recipients, and/or their representatives, were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. The Company reasonably believes that the recipients, immediately prior to receiving the securities, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients, and/or their representatives had the opportunity to speak with our management on several occasions prior to their investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the years ended March 31, 2007 and 2006.

ITEM 6.	PLAN OF OPERATION

OVERVIEW AND OUTLOOK

Since entering into the Technology Transfer Agreement in April of 2006, we have focused our business on the formulation, marketing and sale of vitamins and nutriceuticals, OTC pharmaceutical products and personal care products in Greater China and the United States. Our current cash balance is not adequate to continue our planed operations for the remainder of the fiscal year. Further, in order to compete in this or any other new business opportunity an additional cash infusion will be required. Without an additional cash infusion we will very quickly deplete our current cash reserves.

Through the Technology Transfer Agreement, we acquired all copyrights, trademarks, trade secrets and know how for a product line of 10 vitamins and nutriceuticals, and a product line of personal care products including IceDrops, an alcohol-based hand sanitizer. The products have been formulated to be in compliance with prevailing regulations of the appropriate government regulatory agencies in China, Taiwan, Hong Kong and the U.S. Final submission of labeling and product performance claims, to the same regulatory agencies, is pending. We intend to take the necessary steps to market the products in these jurisdictions and will undertake manufacturing through qualified third party sources. In all of these major markets, New Management has experience marketing and selling similar products.

On August 20, 2006, we completed a second valuation for the “Technology Transfer of April 7, 2006”. The valuation substantiated the value of the technology transferred into Emerging Gamma Corporation, our predecessor company. The timing for the second valuation was undertaken at the request of Parnell Kerr and Forster of Texas, the Company’s auditors at the time.

Our Strengths

We believe we have the following competitive strengths that could enable us to capitalize on the large, fragmented and growing market for our Gel based products:

•	Fully integrated platform for sustainable growth

•	Diverse product categories that provide operating flexibility
•	Recognizable brand names that can be leveraged for additional growth
•	Geographic diversity to mitigate market risk concentration
•	Demonstrated ability to identify and commercialize opportunities
•	Experience and results oriented management team.

Operation Plan

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

Under our New Management, the Company will aim to become a technology and formulation leader in the wellness products category of the fast growing LOHAS market. Our new management team has experience with formulation, production and commercialization for medicated confectionary supplement products and personal care products. We have proprietary formulations for vitamin and nutritional supplements, and have developed formulations for adjunctive therapies for type II diabetes, symptoms of menopause, cognition, stress reduction, and relief from selected side effects of chemotherapies. Also, we intend to become a major competitor in personal care products. For example, the new products acquired by us include one of the leading hand sanitizer products currently on the market in Beijing, China (IceDrops™).

Our New Management team has decades of experience in the personal care, OTC pharmaceutical and prescription pharmaceutical industries worldwide and, in particular, in Asia. Our product offerings take advantage of the following market place characteristics:

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

We will initially develop our corporate infrastructure as a marketing and sales organization. We will not initially seek to acquire manufacturing in China or the United States but will instead look to leverage our New Management's contacts and expertise to outsource manufacturing to a third party original equipment manufacturer ("OEM"). We believe this will provide us with an advantage in cost of goods sold manufacturing margins and improve our return on assets. We may, in the future, look to acquire or partner more closely with a single manufacturer for certain products. Our objective is to utilize New Management's marketing and sales abilities and resources to generate revenue and establish a market presence in key product categories that can be expanded as we develop local capacity in Asia. Our aim is to establish a known and recognized product brand that, we believe, will attract attention from local suppliers and retailers who will seek to carry our product offerings.

Our corporate organization today is comprised of a US based headquarters in Las Vegas, Nevada, a wholly owned subsidiary in Hong Kong (Gamma Pharmaceuticals (HK) Limited) and a Representative office in Beijing, The Peoples Republic of China (Gamma Pharmaceuticals (HK) Limited Beijing Representative Office). We plan to use a variety of contract and third party resources in China and will undertake all invoicing and most administration for their services from our Hong Kong subsidiary.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings with traditional financial or industry “partners.”

As of March 31, 2007, we continued to use equity sales and debt financing to provide the capital we need to run our business. In the future we need to generate sufficient revenues from product sales in order to eliminate our reduce the need to sell additional stock or obtain additional loans. On January 31, 2007, we appointed Westminster Securities Corp of New York to assist us in raising additional equity capital and to provide on-going corporate finance and capital market support activity. As of March 31, 2007, we successfully raised $771,500 by way of a private placement. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2007.

	March 31,	March 31,
	2007	2006

Current Assets	$ 192,489	$ 61,215

Current Liabilities	$ 399,984	$ 20,705

Working Capital	$(207,495)	$ 40,510

Financing. On August 30, 2006, we executed an agreement with Marquette Finance Company, whereby Marquette agreed to provide us with revolving accounts receivable financing facility to a current limit of up to $1,000,000. The limit may be increased or decreased at the discretion of Marquette. The facility is a full recourse debt arrangement to us and is augmented with personal guarantees from our current directors.

On September 29, 2006, we executed a term sheet with Crossroads Financial LLC, whereby Crossroads agreed to provide us with revolving purchase order financing debt facility with a current limit of up to $700,000. The limit may be increased or decreased at the discretion of Crossroads. The facility provides payment to selected suppliers with whom we have contracts for the manufacture of our products in accordance with the terms of trade negotiated by us.

The terms of the Crossroads arrangement provide for an initial 3% Supply Fee payable for the first 30 days each time Crossroads funds a transaction. After the first 30 days an additional 1% payable for each additional 10-day period for which the financing facility is provided, against the sales value of those respective sales invoices being financed.

On September 29, 2006, we executed a term sheet with Crossroads Financial LLC, whereby Crossroads agreed to provide us with revolving inventory-financing facility to a current limit of up to $250,000. The limit may be increased or decreased at the discretion of Crossroads.

The facility provides payment of inventory carrying costs incurred by us to support sales. The estimated cost for the facility is 4% of the invoice value.

On January 11, 2007, we completed and executed a Purchase Order Purchase Agreement with Crossroads Financial LLC, whereby we may from time to time, at our option, sell, transfer, and assign all of our rights, title and interest in an accepted Purchase Order to Crossroads Financial LLC. The initial maximum Facility amount shall be up to $750,000. In conjunction with the Purchase Order Purchase Agreement, we executed a tri-party agreement between us,

Crossroad Financial LLC and Marquette Commercial Finance Inc., whereby Marquette agreed to purchase from us any accepted Receivable due to us in an amount not to exceed $1 million. The effect of these arrangements should substantially reduce the capital outlay required to satisfy our Purchase Orders and should compress the time period in which we collect payments from certain accepted counterparties.

On January 31, 2007, we appointed Westminster Securities Corp of New York to assist us in raising additional equity capital and to provide on-going corporate finance and capital market support activity. The Company and Westminster entered into a two-year agreement whereby Westminster is to be paid $8,000 per month after a minimum of $2 million has been raised.

On April 5, 2007, we entered into an engagement letter agreement with Milkie/Ferguson Investments, Inc., a broker-dealer member of the NASD, to assist us in raising additional equity capital. The Term of the agreement was for 10 days. We agreed to pay Milkie/Ferguson 8% in cash of the gross proceeds raised through their efforts plus 2% paid in warrants at a price of $0.75 per share exercisable for a period of 5 years. The warrants vest immediately. As of June 30, 2007, Milkie/Ferguson raised a total of $320,250. We issued 8,540 Series A Warrants, exercisable at $0.75 per share until June 29, 2012 to Milkie/Ferguson.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2007, our cash balance was $160,664. Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Since inception, we have financed cash flow requirements through debt financing and the issuance of common stock for cash and services. As we continue to expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of revenues from product sales, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings, giving consideration to loans and working diligently to move sales ahead to the extent necessary to provide working capital.

We anticipate incurring operating losses over the majority of the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As a result of our cash requirements and our lack of revenues, we anticipate continuing to issue stock in exchange for loans and/or equity financing, which may have a substantial dilutive impact on our existing stockholders.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Gamma as a going concern. Gamma may not have a sufficient amount of cash required to pay all of the costs associated with operating, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Gamma be unable to continue existence.

Summary of product research and development that we will perform for the term of our plan.

We do not anticipate performing any significant product research and development under our plan of operation until such time as we can raise adequate working capital to sustain our operations.

Expected purchase or sale of any significant equipment.

We do not anticipate the purchase or sale of any significant equipment, as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Significant changes in the number of employees.

We currently have 3 employees. We intend to hire additional full time employees to fill specific functions in our organization as product sales commence and our operations expand. We will also hire part-time or independent contractors in connection with certain projects in Greater China and the United States. We expect to have full-time-equivalent employees working directly for our distributors, manufacturers, and advertising and public relations agencies. We will vary employment as product demand dictates. We do not expect a significant change in the number of full time employees over the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

Our business, financial condition and operating results could be adversely affected by any of the following factors, in which case the value of our equity securities could decline, and investors could lose part or all of their investment. The risks and uncertainties described below are not the only ones that the Company faces. Additional risks and uncertainties not presently known to management, or that management currently thinks are immaterial, may also impair future business operations.

RISKS RELATING TO OUR COMPANY.

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. We were established in 1993, for the purpose of seeking out business opportunities, including acquisitions that the Board of Directors, in its discretion, believes to be good opportunities. Pursuant to the Technology Transfer Agreement and the Employment Agreements with New Management the Company is poised to begin operations in the field of OTC pharmaceuticals, vitamins, and supplements. We will be heavily dependent on the skills, talents, and abilities of our New Management to successfully implement our business plan. The marketing and sale of vitamins, nutriceuticals, OTC pharmaceutical and personal care products is highly risky and speculative. Our current cash balance will not be adequate for us to continue our operations for this fiscal year; and, in order to compete in this new business opportunity an additional cash infusion will be required and without such additional cash infusion we will very rapidly deplete our current cash reserve. In such event, we may be forced to cease operations and investors' shares would become worthless.

Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the growing market for vitamins and nutriceuticals in Greater China and the United States. Some of these risks and uncertainties relate to our ability to:

•	offer products to attract and retain a larger customer base;
•	attract additional customers and increased spending per customer;
•	increase awareness of our brands and continue to develop customer loyalty;
•	respond to competitive market conditions;
•	respond to changes in our regulatory environment;
•	manage risks associated with intellectual property rights;
•	maintain effective control of our costs and expenses;
•	raise sufficient capital to sustain and expand our business;
•	attract, retain and motivate qualified personnel; and
•	upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We are a development stage company, recently reorganized and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

We have yet to generate revenues from operations and have been focused on reorganizing our business plan, market analysis and fund raising activities since we incorporated. Although we intend to develop, market and sell products in the health and nutritional supplement marketplace, there is nothing at this time on which to base an assumption that our new business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our business plan, the level of our competition and our ability to attract and maintain key management and employees.

We will need additional capital to fund our operations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

As of March 31, 2007, we had approximately $160,664 in cash. New Management plans to raise additional equity capital and will embark on an effort to raise up to $5,000,000 to begin executing our business plan, but there can be no assurance that we will be able to raise such funds. Even if we are able to raise an additional $5,000,000 of capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain initial or additional funding, we may be required to:

•	limit our marketing efforts; and
•	decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of initial and additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

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

We will place substantial reliance upon the efforts and abilities of our executive officers, Peter Cunningham, our Chairman and Chief Executive Officer; Joseph Cunningham, our Chief Financial Officer and Hao Zhang, our Chief Marketing Officer. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals. On April 7, 2006, we entered into employment agreements with each of our three key executive officers.

We may never pay any dividends to our stockholders.

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

Our future success will depend on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our products do not meet consumer demands, our sales may decline. In addition, our growth depends upon our ability to develop new products through product line extensions and product modifications, which involve numerous risks. We may not be able to accurately identify consumer preferences and translate our knowledge into customer-accepted products or successfully integrate these products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our margins. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We cannot assure you that newly developed products will contribute favorably to our operating results.

If our products fail to perform properly, our business could suffer with increased costs and reduced income.

Our products may fail to meet consumer expectations. Failure of our products to meet expectations could:

•	damage our reputation;
•	decrease sales;
•	incur costs related to returns;
•	delay market acceptance of our products;
•	result in unpaid accounts receivable; and
•	divert our resources to reformulation or alternative products.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

The economy of China differs from the economies of most developed countries in many respects, including, but not limited to:

•	structure
•	capital re-investment
•	government involvement
•	allocation of resources
•	level of development
•	control of foreign exchange
•	growth rate
•	rate of inflation

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

Policies and other measures taken by the PRC government to regulate the economy could have a significant negative impact on economic conditions in China, with a resulting negative impact on our business. For example, our financial condition and results of operations may be materially and adversely affected by:

•	new laws and regulations and the interpretation of those laws and regulations;
•	the introduction of measures to control inflation or stimulate growth;
•	changes in the rate or method of taxation;
•	the imposition of additional restrictions on currency conversion and remittances abroad; or
•	any actions which limit our ability to develop, produce, import or sell our products in China, or to finance and operate our business in China.

Further movements in exchange rates may have a material adverse effect on our financial condition and results of operations.

We expect that the majority of our China sales will be denominated in Renminbi and our domestic sales will be denominated primarily in U.S. dollars. In addition, we expect to incur a portion of our cost of sales in Euros, U.S. dollars, Australian Dollars and Canadian Dollars in the course of our purchase of imported production equipment and raw materials. Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People's Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable. However, starting from July 21, 2005, the PRC government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. As a result, the Renminbi is no longer directly pegged to the

U.S. dollar. The exchange rate of the U.S. dollar against the Renminbi was adjusted from approximately RMB8.28 per U.S. dollar on July 20, 2005 to RMB7.59 per U.S. dollar on July 29, 2007. The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of China. We expect to receive the majority of our revenues in Renminbi. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at is discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

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

We conduct our business in China primarily through a representative office in the PRC. A representative office in China is limited in its commercial activities. We use our representative office for marketing and sales administration for sales conducted between China and our parent company or designate. Our operations in China will be governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

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

There can be no assurance as to when and if our shares of common stock will become quoted on any stock exchange or quotation system. In addition, even if the shares of common stock are quoted there can be no assurance that an active trading market will develop for such shares. If an active public trading market does not develop or continue, investors have limited liquidity and may be forced to hold their shares of our common stock for an indefinite period of time. Further, the prices and volume of trading in our common stock may be adversely affected if our securities are not listed or quoted.

Our Certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors.

Our certificate of incorporation has authorized issuance of up to 500,000 shares of preferred stock ("Preferred Stock") in the discretion of its board of directors. Any undesignated shares of Preferred Stock may be issued by our board of directors; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such Preferred

Stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers.

We cannot guaranty the existence of an established public trading market.

We plan to contact a market maker to submit an application to trade our a common stock on the Over-the-Counter Bulletin Board, but a regular trading market for our securities may not be sustained in the future. The National Association of Securities Dealers ("NASD") has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. We cannot determine the effect of these rule changes and other proposed changes on the OTC Bulletin Board at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to a future offering;
•	changes in interest rates; competitive developments, including announcements by competitors of new products or services or significant contracts or acquisitions,
•	strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	change in financial estimates by securities analysts;
•	the depth and liquidity of the market for our common stock;
•	investor perceptions of our company and the OTC pharmaceutical, nutritional supplement and personal care industries generally; and
•	general economic and other national conditions.

There may be short selling activities in the market where our common stock is quoted. Short-selling is market selling position not backed by any possession of the subject shares. Often such short sales are conducted by speculators. Short-selling may further depress our common stock price.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

The sale of material amounts of our common stock could reduce the price of our common stock and encourage short sales.

Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. See "Security Ownership of Certain Beneficial Owners and Management" for information about the ownership of common stock by our current executive officers, directors and principal stockholders.

Existing stockholders may experience some dilution.

There is no current trading of our common stock, and we have no outstanding warrants. If we raise additional funds through the issuance of new equity or equity-linked securities, other than on a pro rata basis to our existing stockholders, the percentage ownership of the existing stockholders may be reduced. Existing stockholders may experience subsequent dilution and/or such newly issued securities may have rights, preferences and privileges senior to those of the existing stockholders.

Our principal stockholders, current executive officers and directors own a significant percentage of our company and will be able to exercise significant influence over our company.

Our principal stockholders, current executive officers and directors together beneficially own over 85% of our common stock. Accordingly, if acting together, these stockholders will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring stockholder approval, will prevail in matters requiring stockholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business. As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder action, including approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. See "Security Ownership of Certain Beneficial Owners and Management" for information about the ownership of common stock by our current executive officers, directors and principal stockholders.

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 12, 2006, LL Bradford & Company, LLC, Certified Public Accountants, were engaged as the Company’s independent registered public accounting firm. The change of accountants was approved by a majority consent of the Board of Directors. At the same meeting, the Board of Directors approved the dismissal of Pannell Kerr Forster of Texas, P.C. as its independent registered public accounting firm effective immediately. There were no disagreements between the Company and Pannell Kerr Forster of Texas, P.C, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope and procedures, which would cause them to make reference to the subject matter of a disagreement in connection with their report on the Company’s financial statements for the fiscal years ended March 31, 2006 and 2005, or in any subsequent interim period to the date hereof. The former accountant’s report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to any uncertainty except that the report of Pannell Kerr Forster of Texas, P.C., for the fiscal year ended March 31, 2006 and 2005 indicated conditions which raised substantial doubt about the Company’s ability to continue as a going concern.

Prior to engaging the new accountant’s, we did not consult with it regarding any accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Peter Cunningham, our Chief Executive Officer, and Joseph Cunningham, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Peter Cunningham and Joseph Cunningham concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Upon the effectiveness of the Technology Transfer Agreement on April 7, 2006, Gamma's Board of Directors resigned and was replaced by Mr. Peter Cunningham, as Chairman of the Board of Directors, Mr. Joseph Cunningham, Company Secretary, and Mr. Hao Zhang. Gamma's officers also resigned and were replaced by Mr. Peter Cunningham (Chief Executive Officer), Mr. Joseph Cunningham (Chief Financial Officer and Secretary), and Mr. Hao Zhang (Chief Marketing Officer).

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term	Committees
Peter Cunningham	51	CEO, Secretary and Chairman	Since April 7, 2006	Compensation
Joseph Cunningham	45	CFO, Treasurer and Director	Since April 7, 2006	Audit
Hao Zhang	31	Chief Marketing Officer and Director	Since April 7, 2006	Audit & Compensation

Duties, Responsibilities and Experience

Mr. Peter Cunningham, Chairman, Secretary and Chief Executive Officer. Mr. Peter Cunningham is a Senior Executive with extensive experience in the international pharmaceutical industry. Mr. Cunningham has worked for approximately 10 years in the pharmaceutical industry and an additional 10 years consulting to the pharmaceutical industry, with some of the best known companies in the pharmaceutical industry, including Glaxo Smith Kline, Bristol Myers Squibb, Baxter, Becton Dickinson, Novartis & Roche, and most recently, AXM. Mr. Cunningham's consulting practice was established as a joint venture with Coopers & Lybrand (PriceWaterhouse Coopers). Products Mr. Cunningham has launched, developed or marketed worldwide generate more than US$ 800 million in sales annually. Mr. Peter Cunningham has an MBA from George Washington University and an undergraduate degree in Sociology from the State University of New York. Mr. Peter Cunningham is the brother of Joseph Cunningham, a Director and our Chief Financial Officer.

Mr. Joseph Cunningham, Director, Chief Financial Officer, and Treasurer. Mr. Joseph Cunningham is an expert in financial management, corporate control, banking, fund raising, strategic planning and business start-up. Mr. Cunningham is a trained economist and former think-tank practitioner. He is also an Investment Banker and has originated and executed more than US$ 5.0 billion in deals in Asia, from his former offices in Singapore and London. His most recent experience is with Amaroq Capital LLC, a merchant bank focused on Asian Healthcare. Mr. Cunningham has an international MBA from Thunderbird, the Garvin School of International Management, and an undergraduate degree in Economic and Business Administration from Northeastern University, Boston Massachusetts. Mr. Joseph Cunningham is the brother of Peter Cunningham, our Chairman and our Chief Executive Officer.

Mr. Hao Zhang, Director and Chief Marketing Officer. Mr. Zhang is a senior executive with significant experience and success in the pharmaceutical and personal care products industries. Mr. Zhang has worked for approximately 10 years in consulting, with some of the best-known companies in the World, including Pfizer, Roche, Johnson & Johnson, GE, GSK, and Bayer. The products he worked on generate approximately US$ 200 million/in sales annually in China. In 2004, the Ogilvy Group acquired his consulting firm in Beijing ZZAD. Mr. Zhang has a PHD in electrical engineering from the University of British Columbia.

Indemnification

Section 145 of the Delaware General Corporation Law provides for the indemnification of officers, directors and other corporate agents under certain circumstances for liabilities (including reimbursement for expenses incurred). Article 5 of our Bylaws provides for indemnification of our directors, officers, employees and other agents to the extent and under the circumstances permitted by the Delaware General Corporation Law. We also plan to obtain director’s and officer’s liability insurance if available at reasonable prices, but as of the date of this filing we have not obtained a policy.

The extent to which the indemnification provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws provide indemnification to officers and directors for violations of the federal securities laws has not been settled by court precedent. We understand that, in the position of the Securities and Exchange Commission, such indemnification is against public policy and is unenforceable.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

On September 1, 2006, we adopted a Code of Ethics for Directors and a Code of Ethics for the Chairman, Chief Executive Officer, and Senior Financial Officers. Copies of the Code of Ethics for Directors and Code of Ethics for the Chairman, Chief Executive Officer, and Senior Financial Officers were attached as Exhibits A and B to the proxy filed with the SEC on February 13, 2007.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors perform some of the functions associated with a Nominating Committee. Our board of directors intends to establish such a committee in the near future.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.

whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.

whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.

whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2006, the Company received no recommendation for Directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address: 2225 Angelfire Street, Las Vegas, Nevada 89128.

Audit Committee

Name	Term
Joseph Cunningham, Chairman	Since April 2006
Hao Zhang, Member	Since April 2006

The Audit Committee is responsible for, among other things:

•	Quarterly and annual consolidated financial statements and financial information filed with the SEC;

•	System of internal controls;

•	Financial accounting principles and policies;

•	Internal and external audit processes; and

•	Regulatory compliance programs.

The committee meets periodically to consider the adequacy of our internal controls and financial reporting process. It also discusses these matters with our independent auditors and with appropriate financial personnel employed by the Company. The committee reviews our financial statements and discusses them with management and our independent auditors before those financial statements are filed with the SEC.

The committee has the sole authority to retain and dismiss our independent auditors and periodically reviews their performance and independence from management. The independent auditors have unrestricted access and report directly to the committee.

A copy of the audit committee charter is attached hereto as an exhibit.

Audit Committee Report

Report of the Audit Committee

July 2, 2007

To the Board of Directors of Gamma Pharmaceuticals Inc (“Gamma”)

Gamma’s Audit Committee consists of Directors who, in the business judgment of the Board of Directors, are capable and financially competent to sit on this committee. In addition, in the business judgment of the Board of Directors, Joseph Cunningham, Chairman of the Audit Committee, has accounting or related financial management and has been designated by the Board of Directors as an “audit committee financial expert”. We operate under a written charter, a copy of which is available as an exhibit to our Annual Report on Form 10-KSB. As required by the charter, we review and reassess the charter annually and recommend any changes to the Board of Directors for approval.

Gamma’s management is responsible for preparing Gamma’s financial statements and the principal independent accountants are responsible for auditing those financial statements. The Audit Committee’s role is to provide oversight of management in carrying out management’s responsibility and to appoint, compensate, retain and oversee the work of the principal independent accountants. The Audit Committee is not providing any expert or special assurance as to Gamma’s financial statements or any professional certification as to the principal independent accountants’ work.

We have reviewed and discussed the consolidated financial statements of Gamma and its subsidiaries to be set forth in Gamma’s 2007 Annual Report on Form 10-KSB and at Item 7 of Gamma’s Annual Report on Form 10-KSB for the year ended March 31, 2007 with management of Gamma and LL Bradford & Company, independent public accountants for Gamma.

We have discussed with LL Bradford & Company the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” Statement on Auditing Standards No. 99, “Consideration of Fraud in a Financial Statement Audit” and Securities and Exchange Commission rules regarding auditor independence discussed in Final SEC Releases Nos. 33-8183 and 33-8183a.

We have received the written disclosures and the letter from LL Bradford & Company required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees” and have discussed with LL Bradford & Company its relationship with Gamma.

Based on the review and discussions with management of Gamma and LL Bradford & Company referred to above, we recommend to the Board of Directors that Gamma publish the consolidated financial statements of Gamma Pharmaceuticals Inc and subsidiaries for the year ended March 31, 2007 in Gamma’s Annual Report on Form 10-KSB for the year ended March 31, 2007.

It is not the duty of the Audit Committee to plan or conduct audits or to determine that Gamma’s financial statements are complete and accurate and in accordance with generally accepted accounting principles; that is the responsibility of management and Gamma’s independent public accountants. In giving its recommendation to the Board of Directors, the Audit Committee has relied on (i) management’s representation that such financial statements have been prepared with integrity and objectivity and in conformity with generally accepted accounting principles and (ii) the reports of Gamma’s independent public accountants with respect to such financial statements.

Submitted by the members of the Audit Committee of the Board of Directors.

Joseph Cunningham, Chairman
Hao Zhang, Member

Compensation Committee

Name	Term
Peter Cunningham, Chairman	Since April 2006
Hao Zhang, Chairman	Since April 2006

The Compensation Committee is responsible for setting executive compensation, for making recommendations to the full Board of Directors concerning Director compensation and for general oversight of the compensation and benefit programs for other employees.

A copy of the compensation committee charter is attached hereto as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Overview of Compensation Program

The Compensation Committee has responsibility for establishing, implementing and continually monitoring adherence with Gamma’s compensation philosophy. The Compensation Committee works with management to ensure that the total compensation paid to the Executives is fair, reasonable and competitive.

Executive Compensation Philosophy

Our compensation program was designed to attract, motivate and retain the highly talented individuals needed to drive business success. The program reflects the following principles:

  Compensation should be related to performance. To that end, our compensation program reinforces our business and financial objectives. Employees compensation varies based on company and individual performance. Employees will receive greater or reduced incentive awards depending on whether, and to what extent we meet our financial goals. Individual compensation will also vary based on the person’s performance, contribution and overall value to the business.

  Gamma employees should think like Gamma stockholders. The best way to encourage our employees to act in the best interest of Gamma is through an equity stake in the Company.

  Our compensation plan should balance our short and long term financial objectives and reward individual and company performance.

  Our compensation should be competitive. When we determine compensation levels for executive officers, we review compensation survey data from independent sources to ensure that our total compensation program is competitive. Companies selected for the survey are those with whom we compete for executive talent.

Components of our Compensation Plan

The components of our executive compensation program are: base salary and long term incentives.

Base Salary: We target base salaries for senior management at levels that are comparable to similar positions at companies with whom we compare for compensation purposes. We conduct surveys periodically to ensure that our salaries are competitive. We believe that compensation above competitive levels should come primarily from the variable portion of the compensation package. The committee reviews and approves all executive officer salary adjustments and recommended by the CEO. The committee also reviews the performance of the CEO and establishes his/her base salary.

Long Term Incentives; Stock Option: We believe that making employees think like owners is a key objective for our compensation program and that retaining our senior management team is essential to our success. Our 2006 Long Term Incentive Plan adopted by the Board of Directors on April 21, 2006 addresses those goals.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation of the Company’s executive officers during the last two fiscal years of the Company. The remuneration described in the table does not include the cost of the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of the Company’s business.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Fiscal Year Ended March 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Peter Cunningham,
CEO/Director (1)	2007	$122,603(2)	-0-	$375,000	-0-	-0-	-0-	-0-	$497,603

Joseph Cunningham,
CFO/Director (1)	2007	$117,699 (2)	-0-	$375,000	-0-	-0-	-0-	-0-	$492,699

Hao Zhang,
Chief Marketing Officer/ Director (1)	2007	$112,795 (2)	-0-	$375,000	-0-	-0-	-0-	-0-	$487,795

Allen Campbell,
Former President (5) (6)	2006	$18,000	$40,000 (3)	$53,000	$53,750 (4)	-0-	-0-	-0-	$164,750

(1)	Messrs. Peter Cunningham, Joseph Cunningham and Hao Zhang became officers and directors of the Company in April of 2006.
(2)	Management has agreed to accrue or partially accrue the salaries until the Company has raised sufficient capital or generate sufficient revenue through operations to make such payments.
(3)	Mr. Campbell received a cash bonus of $35,000 as consideration for his work in consummating the Technology Transfer Agreement on behalf of the Company, and an additional $5,000 due diligence fee.
(4)	Mr. Campbell received a stock grant of 4,300 (pre 18 for 1 stock dividend) shares valued at $12.50 per share.
(5)	Former President of the Company as of April 2006.
(6)

Pursuant to the Letter Agreement dated April 7, 2006, Mr. Campbell was entitled to receive, after the planned 18 for 1 stock dividend, 20,000 shares of our common stock for past services to the Company.

Employment Agreements

On April 7, 2006, Gamma executed five-year Employment Agreements with Mr. Peter Cunningham, as Chairman of the Board of Directors, CEO and corporate Secretary, Mr. Joseph Cunningham, as Director and CFO and Mr. Hao Zhang, as Director and CMO.

Peter Cunningham

We believe that Mr. Peter Cunningham, as our CEO, has provided outstanding leadership for Gamma. Mr. Cunningham has led the transition from our predecessor company, Emerging Gamma Corporation into our new corporate enterprise. He has also led Gamma in its successful raising of equity capital and the formation of Gamma’s core strategy.

Mr. Cunningham receives a salary of $125,000 per year for his services. In addition, Mr. Cunningham is entitled to receive stock options and other forms of incentive compensation. Mr. Cunningham is also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, shall authorize. We believe that the base salary when combined with his opportunity to receive incentive bonuses, stock grants and stock options, provides Mr. Cunningham with the ability to achieve long term compensation that is competitive with long term compensation packages offered by our competitors.

Mr. Cunningham’s salary, bonus and incentives shall be reviewed yearly by our Board of Directors and Compensation Committee with the goal of bringing Mr. Cunningham’s salary in line with industry standards.

Joseph Cunningham

Mr. Joseph Cunningham, as our CFO, receives a salary of $120,000 per year for his services. In addition, Mr. Cunningham is entitled to receive stock options and other forms of incentive compensation. Mr. Cunningham is also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, shall authorize. We believe that the base salary when combined with his opportunity to receive incentive bonuses, stock grants and stock options, provides Mr. Cunningham with the ability to achieve long term compensation that is competitive with long term compensation packages offered by our competitors.

Mr. Cunningham’s salary, bonus and incentives shall be reviewed yearly by our Board of Directors and Compensation Committee with the goal of bringing Mr. Cunningham’s salary in line with industry standards.

Hao Zhang

Mr. Hao Zhang, as our CMO, receives a salary of $115,000 per year for his services. In addition, Mr. Zhang is entitled to receive stock options and other forms of incentive compensation. Mr. Zhang is also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, shall authorize. We believe that the base salary when combined with his opportunity to receive incentive bonuses, stock grants and stock options, provides Mr. Zhang with the ability to achieve long term compensation that is competitive with long term compensation packages offered by our competitors.

Mr. Zhang’s salary, bonus and incentives shall be reviewed yearly by our Board of Directors and Compensation Committee with the goal of bringing Mr. Zhang’s salary in line with industry standards.

Compensation Committee Report

Report of the Compensation Committee

March 31 2007

To the Board of Directors of Gamma Pharmaceuticals Inc (“Gamma”)

The Compensation Committee of the board of directors (the Committee) has furnished the following report on executive compensation paid or awarded to executive officers for fiscal year-end March 31, 2007 and for calendar year end December 31, 2006:

The Committee determines compensation for the executive officers of the company. The Committee consists of two members of the Board, meets on a scheduled basis and reports its activities to the Board. A copy of the Committee’s Charter can be obtained from our corporate headquarters.

To assist it in administration of the company’s executive compensation program, the Committee has authority to retain independent experts and advisors. In 2007, the Committee did not retain an independent consultant to advise it on market practices relating to compensation.

Compensation Strategy and Components

The goal of the Company’s executive compensation program is to attract, motivate and retain the executives who are critical to the company’s success, while holding them accountable for their own and for the company’s performance. The total value of compensation delivered to executive officers is highly variable, based on such performance. The components of compensation are designed to align executive interests with those of stockholders. Those components are as follows:

Compensation consisted of two components: base salary and stock bonuses.

Base salary is primarily determined by competitive pay and individual job performance. The Committee’s strategy is to target base salary generally at a level below the market median, in order to weight total compensation toward the performance-based components described below. Competitive pay practices are determined from the best available information (including compensation surveys, proxy-statement disclosures and the advice of the Committee’s independent compensation consultant) about a group of comparator companies. All in this comparator group are pharmaceutical companies operating in either the OTC market space or specify selling vitamin and nutriceuticals, many of which are included in our January 2007 Valuation Analysis.

Performance bonuses are used to bring the executive officers’ total cash compensation to targeted levels. Total cash compensation is targeted at a level commensurate with the company’s relative performance versus its competitors, as well as the individual’s contribution to that performance.

If the company performs better than competitor companies on identified performance measures, the Committee will generally target total cash compensation for executive officers that is higher than the market median. If the company’s performance is below that of competitor companies, then total cash compensation will be targeted at below the market median.

Performance Measures and Decision-Making Process for 2006

The Committee set base salaries for executive officers for 2006 in April 2006, with payment beginning in April 7, 2006. The Committee made bonus and long-term compensation awards in January 2007 based on calendar year, 2006 performance.

The performance measures used by the Committee in determining executive compensation for 2006 were:

•	The company’s progress toward its strategic goals.

To make its decisions on executive compensation, the Committee reviewed in detail the performance measures above. The Committee also reviewed the total compensation and benefits of the executive officers and considered the impact that their retirement, or termination under various other scenarios, would have on their compensation and benefits.

The CEO provided the entire board of directors with an assessment of his own performance with respect to the performance measures listed above, which the board considered in its assessment of his performance for 2006. The CEO reviewed the performance of the other executive officers (except the Chairman) with the Committee and made recommendations regarding the components of their compensation.

Before making its compensation decisions, the Committee discussed levels of compensation for the Chairman, the CEO and the other executive officers with the full board of directors in an executive session attended solely by the independent directors.

Determination of Officer Compensation

In 2006, Gamma reached its strategic objectives for corporate and business development. Gamma improved its product and technology positions with new industry-leading product offerings and strengthened its relationships with potential customers. Gamma successfully undertook a private placement for equity capital and assembled the necessary commercial components and personal to drive our business forward in the years to come. Our objectives were completed under a intense budgetary constraints and with just three full time employees (the Officers).

Taking into account the company’s performance, both absolute and relative to competition and the development stage of the Company, and the executive officers’ contributions to that performance, the Committee set its targeted compensation levels so as to be commensurate with that relative performance. The Committee made the following determinations for 2006/07 with respect to each component of compensation for the executive officers:

Base Salary—In keeping with its strategy, the Committee’s base salary decisions for 2006 were generally intended to provide salaries lower than what the officers had previously earn in other similar employment positions. The base salaries are to remain as per the individual employment agreement until otherwise decided by the Board.

Performance Bonus— The Committee granted an annual performance awards of 500,000 shares of the Company’s common stock to each of the three officers in January.

Submitted by the members of the Compensation Committee of the Board of Directors.

Peter Cunningham, Chairman
Hao Zhang, Member

Director Compensation

Directors currently do not receive any cash compensation for serving on the Board of Directors, or for any other services rendered to the Company in their capacity as a director of the Company, but are reimbursed for expenses they incur in connection with their attendance. The Company had adopted a 1993 Stock Plan, under which its four (4) former Directors were entitled to and did receive stock options. In connection with the effectiveness of the Technology Transfer Agreement and the Employment Agreement with New Management, four (4) outgoing directors had their options cancelled and replaced by stock grants. Such former directors received the following number of newly issued shares of Company common stock (prior to the 18 for 1 stock dividend): Allen Campbell - 4,300 shares; Jerry Jarrell - 2,000 shares; Lawrence Cottingham - 1,500 shares; and Dermot Butler - 1,500 shares. Mr. Campbell and Mr. Jarrell will continue to serve as members of the Company's advisory board. The 1993 Stock Option Plan has expired. New Management expects to recommend the adoption by the stockholders of a new stock plan which would allow for the issuance of incentive and non-qualified stock options to officers and directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on June 25, 2007 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 12,382,334 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after June 25, 2007 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Peter Cunningham, CEO and Chairman 2225 Angelfire Street Las Vegas, NV 89128	5,113,409 (3)	41%
Joseph Cunningham, CFO and Director 18 Pheasant Lane North Oaks, MN 55127	3,093,311 (4)	25%
Hao Zhang, Chief Marketing Officer and Director S-052 16th Building 3rd District, An huaxili Chaoyang District Beijing, PR China	2,309,180 (5)	19%
All Directors & Officers as a Group	10,515,900	85%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.
(3)	The 5,113,409 shares include 520,000 shares gifted by Mr. Peter Cunningham to his wife and children.
(4)	The 3,093,311 shares include 417,000 shares gifted by Mr. Joseph Cunningham to his wife and children.
(5)	The 2,309,180 shares include 400,000 shares gifted by Mr. Hao Zhang to his wife.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 10, 2006, Gamma Pharmaceuticals (HK) Ltd. (“Gamma HK”), our wholly owned subsidiary, purchased $8,547 in inventory for our IceDrops product line. The purchase of inventory is for our China-based operation. This purchase was undertaken pursuant to our August 25, 2006 agreement between Parco Sino-Can Sci-tech (Beijing) Inc. (“Parco”), and Gamma HK. Parco is 100% owned by our Chief Marketing Officer and Director, Mr. Hao Zhang. Parco undertakes the implementation and execution of our marketing and operational activities in China that fall outside the legal perimeters of what our Representative Office may undertake. This arrangement will likely be superseded should Gamma HK convert its China Representative Office into a Wholly Foreign Owned Enterprise (“WFOE”) pursuant to the commercial laws of China.

As of March 31, 2007 and 2006, we owed a total of $24,378 and $0, respectively, to the officers of the Company for reimbursement of expenses.

As of March 31, 2007 and 2006, we owed a total of $233,152 and $0, respectively, to the officers of the Company for accrued salaries.

Purchase of Intellectual Property from Peter Cunningham

On May 4, 2007, we purchased intellectual property from Peter Cunningham, an officer and director of the Company for $17,000. Additionally, Mr. Cunningham will be eligible to participate in any additional management compensation structure.

Director Independence

The Board of Directors have not made the determination if any of its Directors are considered independent directors in accordance with the director independence standards of the American Stock Exchange; however, each Director is also an Officer, therefore, as of the date of this filing, each director should be considered as non-independent.

ITEM 13.	EXHIBITS

(a)	Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

3.1	Amended and Restated Certificate of Incorporation		SB-2

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 4, 2006		8-K		3.2	4/13/06

3.3	Certificate of Amendment to Certificate of Incorporation filed April 25, 2006		10-KSB		3.3	7/14/06

3.4	Certificate of Amendment to Certificate of Incorporation filed July 13, 2006		10-KSB		3.4	7/14/06

3.5	Bylaws of the Registrant		SB-2

4.1	Form of Certificate of Common Stock of Registrant		SB-2

10.1	Letter Agreement, dated as of April 7, 2006, between Gamma and Joseph Cunningham, on behalf of New Management		8-K		10.1	4/13/06

10.2	Technology Transfer Agreement between Gamma and Peter Cunningham, Joseph Cunningham and Hao Zhang, dated April 7, 2007		8-K		10.2	4/13/06

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.3	Employment Agreement with Peter Cunningham, CEO		8-K	10.3	4/13/06

10.4	Employment Agreement with Joseph Cunningham, CFO		8-K	10.4	4/13/06

10.5	Employment Agreement with Hao Zhang, CMO		8-K	10.5	4/13/06

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Audit Committee Charter	X

99.2	Compensation Committee Charter	X

99.3	Code of Ethics for Directors	X

99.4	Code of Ethics for the Chairman, Chief Executive Officer, and Senior Financial Officers	X

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by LL Bradford & Company, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended March 31, 2007 and March 31, 2006 were $20,550 and $12,500, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by LL Bradford & Company, LLC for professional services rendered for audit related for fiscal years ended March 31, 2007 and March 31, 2006 were $-0- and $-0-.

(3) TAX FEES

There were -0- and $800 fees billed by LL Bradford & Company, LLC for professional services to be rendered for tax fees for fiscal years ended March 31, 2007 and March 31, 2006.

(4) ALL OTHER FEES

There were no other fees to be billed by LL Bradford & Company, LLC for the fiscal years ended March 31, 2007 and 2006 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. Each year, the Audit Committee approves the terms on which the independent auditor is engaged for the ensuing fiscal year. On at least a quarterly basis, the Committee reviews and, if appropriate, pre-approves services to be performed by the independent auditor, reviews a report summarizing fiscal year-to-date services provided by the independent auditor, and reviews an updated projection of the fiscal year’s estimated fees. The Audit Committee, as permitted by its pre-approval policy, from time to time delegates the approval of certain permitted services or classes of services to a member of the Committee. The Committee then reviews the delegate’s approval decisions on a quarterly basis.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMA PHARMACEUTICALS INC.

By: /s/ Peter Cunningham

Peter Cunningham, Chairman

Date: July 6, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Cunningham	CEO and Chairman	July 6, 2007
Peter Cunningham

/s/ Jospeh Cunningham	Chief Financial Officer,	July 6, 2007
Joseph Cunningham	Secretary and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gamma Pharmaceuticals, Inc. (a development stage company) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended March 31, 2007 and 2006, and for the period after re-entry into development stage (April 15, 2006) through March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gamma Pharmaceuticals, Inc. (a development stage company) as of March 31, 2007 and 2006, and the results of its activities and cash flows for the years ended March 31, 2007 and 2006, and for the period after re-entry into development stage (April 15, 2006) to March 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s current liabilities exceed current assets and has incurred significant losses during the development stage, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

June 22, 2007

Las Vegas, Nevada

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Consolidated Balance Sheets

	March 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$160,664	$61,215
Inventory	7,325	-
Prepaid expenses	24,500	-
Total current assets	192,489	61,215

Fixed assets, net	2,294	-
Intangible assets	5,982,650	-

	$6,177,433	$61,215

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expense	$142,454	$20,705
Payable to related parties	24,378	-
Accrued compensation	233,152	-
Total current liabilities	399,984	20,705

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 12,382,334 and 828,400 shares issued and
outstanding at March 31, 2007 and 2006, respectively	12,382	828
Additional paid in capital	8,113,772	295,003
Stock payable	260,500	-
Accumulated deficit	(255,321)	(255,321)
Accumulated deficit after re-entry into development stage	(2,353,884)	-
Total stockholders’ equity	5,777,449	40,510

	$6,177,433	$61,215

The accompanying notes are an integral part of these financial statements.

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Consolidated Statements of Operations

	For the years ended		For period after re-entry into development stage (April 15, 2006) through
	March 31,		March 31,
	2007	2006	2007

Income	$ -	$ 2,539	$ -

Expenses:
General and administrative expenses	2,353,884	82,409	2,353,884
Total expenses	2,353,884	82,409	2,353,884

(Loss) before provision for income taxes	(2,353,884)	(79,870)	(2,353,884)

Provision for income taxes	-	-	-

Net (loss)	$(2,353,884)	$ (79,870)	$ (2,353,884)

Weighted average number of common
Shares outstanding – basic and fully diluted	10,760,665	828,400

Net (loss) per share – basic and fully diluted	$ (0.22)	$ (0.10)

The accompanying notes are an integral part of these financial statements.

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Consolidated Statement of Stockholders’ Equity

			Additional			Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, March 31, 2005	828,400	$828	$295,003	$-	$(175,451)	$120,380

Net (loss)
For the year ended
March 31, 2006	-	-	-	-	(79,870)	(79,870)

Balance, March 31, 2006	828,400	828	295,003	-	(255,321)	40,510

Shares issued for exercise of options	176,700	177	133,278	-	-	133,455

Shares issued for services	1,650,000	1,650	1,232,968	-	-	1,234,618

Shares issued for cash	681,334	681	510,319	260,500	-	771,500

Shares issued for intangible assets	9,045,900	9,046	5,942,204	-	-	5,951,250

Net (loss)
For the year ended
March 31, 2007	-	-	-	-	(2,353,884)	(2,353,884)

Balance, March 31, 2007	12,382,334	$12,382	$8,113,772	$260,500	$(2,609,205)	$5,777,449

The accompanying notes are an integral part of these financial statements.

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

	For the years ended		For period after re-entry into development stage (April 15, 2006) through
	March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities
Net (loss)	$(2,353,884)	$ (79,870)	$(2,353,884)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	459	-	459
Shares issued for services	1,234,618	-	1,234,618
Shares issued for exercise of options	133,455	-	133,455
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	6,687	-
(Increase) in inventory	(7,325)	-	(7,325)
(Increase) in prepaid expenses	(24,500)	-	(24,500)
Increase in accounts payable, accrued expenses, and related party payable	146,127	18,656	146,127
Increase in accrued compensation	233,152	-	233,152
Net cash (used) by operating activities	(637,898)	(54,527)	(637,898)

Cash flows from investing activities
Purchase of fixed assets	(2,753)	-	(2,753)
Purchase of intangible assets	(31,400)	-	(31,400)
Net cash (used) by investing activities	(34,153)	-	(34,153)

Cash flows from financing activities
Proceeds from sale of common stock	771,500	-	771,500
Net cash provided by financing activities	771,500	-	771,500

Net increase (decrease) in cash	99,449	(54,527)	99,449
Cash – beginning	61,215	115,742	61,215
Cash – ending	$ 160,664	$ 61,215	$ 160,664

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Acquisition of intangible assets through issuance of common stock	$ 5,951,250	$ -	$ 5,951,250

The accompanying notes are an integral part of these financial statements.

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company was organized February 10, 1993 (Date of Inception) under the laws of the State of Delaware, as Emerging Gamma Corporation. The purpose of the Company was to seek out business opportunities, including acquisitions that the Board of Directors, in its discretion, believes to be good opportunities. On April 25, 2006, the Company amended its articles of incorporation and changed the name to Sunburst Pharmaceuticals, Inc. On July 11, 2006, the Company amended its articles of incorporation and changed the name to Gamma Pharmaceuticals, Inc. In April 2006, the Company changed its business focus and now plans to manufacture and distribute vitamin, nutriceutical and personal care products. Due to the change in business plan and the limited operations the Company has reentered into the development stage. The Company has limited operations an in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

On December 8, 2006 our Hong Kong subsidiary company, Gamma Pharmaceuticals (HK) Ltd., established Gamma Pharmaceuticals (HK) Limited Beijing Representative Office, in Beijing China. The Representative Office will represent Gamma Pharmaceuticals (HK) Ltd., interests in China. The Company plans to manufacture and sell various vitamin, nutriceutical products and personal care products. All invoicing and commercial arrangements for China will be contracted through our Hong Kong subsidiary company.

Principles of Consolidation

The consolidated financial statements include the accounts of Gamma Pharmaceuticals, Inc. (US corporation), and its wholly-owned subsidiary Gamma HK. All significant inter-company balances and transactions have been eliminated. Gamma Pharmaceuticals, Inc. (US corporation) and Gamma HK will be collectively referred herein to as the “Company”.

Cash and Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

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

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment	3 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as March 31, 2007.

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. On August 21, 2006, BCC Capital Partners undertook a Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") valuation analysis relating to the intellectural property acquired as of the April 7, 2006 Technology Transfer Agreement. The BCC Capital Report affirmed the Company’s intangible assets valuation as of the aforementioned date of the report. As of March 31, 2007, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an indefinite life and will be reviewed annually for impairment.

Revenue Recognition

The Company has not recognized any revenues to date. The Company will recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured. The Company will primarily derive its revenues from the sales of its vitamins, nutriceutical products and personal care products.

Research and Development

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and have alternative future uses, both in research and development, marketing or sales, will be classified as property

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

and equipment and depreciated over their estimated useful lives. To date research and development costs include the development of various vitamins, nutriceutical products and personal care products.

Stock-based compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company has granted no warrants or options to employees since inception.  Accordingly, the adoption of SFAS No. 123 (R) did not impact the financial statements.

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash and payables. The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2007 and 2006 due to their short-term nature.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2006 and 2005, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

New accounting pronouncements

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination,  Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings and therefore are effective for the Company in the first quarter of fiscal 2008.  The Company is currently in the process of evaluating the effects of adopting FIN 48 and the impact of adoption on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of SFAS 157 will change current practice.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. We currently do not believe that SAB 108 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permitsentities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS 159 to determine its impact on its consolidated financial position, results of operations or cash flows.

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

Fiscal Year End

The Company’s fiscal year end is March 31.

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $2,354,000 for the year ended March 31, 2007, with an accumulated loss of approximately $2,609,000. The Company’s current liabilities exceed its current assets by $207,495 as of March 31, 2007.

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

Note 3: Fixed Assets

Fixed assets consisted of the following as of:

	March 31,	March 31,
	2007	2006
Computer equipment	$ 2,753	$ -
Accumulated depreciation	(459)	-
	$ 2,294	$ -

During the years ended March 31, 2007 and 2006, the Company recorded depreciation expense of $459 and $0, respectively.

Note 4: Prepaid Expenses

As of March 31, 2007 and 2006, the Company had $24,500 and $0, respectively, in prepaid expenses. The prepaid expenses relate to a license agreement for a trade name.

Note 5: Intangible Assets

On April 7, 2006, the Company entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") pursuant to which, the Company has obtained all

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

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

Note 6: Debt and Equity Financing

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

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

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

As of March 31, 2007, the Company has not yet utilized the financing facilities discussed above. The debt financing facilities, as described above, remain available to the Company on a stand-by basis.

Note 7: Equity

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

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

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

On November 1, 2006, the Company sold 66,666 shares of our common stock and 199,998 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,000 for the common stock and up to $199,998 should all of the warrants be exercised for cash. As of March 31, 2007, the share have not been issued are recorded in stock payable.

On January 2, 2007, the Company issued 1,500,000 shares of our common stock to three officers of the Company in exchange for services rendered valued at $1,125,000.

On January 31, 2007, the Company sold 66,666 shares of our common stock and 199,998 common stock purchase warrants to two accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,000 for the common stock and up to $199,998 should all of the warrants be exercised for cash. As of March 31, 2007, the shares have not been issued and are recorded in stock payable.

On March 26, 2007, the Company sold 134,000 shares of our common stock and 402,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $100,500 for the common stock and up to $402,000 should all of the warrants be exercised for cash. As of March 31, 2007, the shares have not been issued and are recorded in stock payable.

On March 28, 2007, the Company sold 80,000 shares of our common stock and 240,000 common stock purchase warrants to an accredited investor in a private placement. The terms of

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $60,000 for the common stock and up to $240,000 should all of the warrants be exercised for cash. As of March 31, 2007, the shares have not been issued and are recorded in stock payable.

Note 8: Stock Warrants and Options

The following is a summary of the status of all of the Company’s stock warrants and options as of March 31, 2007 and 2006 and changes during the years ended on those dates:

	Number Of Warrants and Options	Weighted-Average Exercise Price
Outstanding at March 31, 2005	9,300	$14.35
Granted	-	$ 0.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at March 31, 2006	9,300	$14.35
Granted	2,443,998	$ 1.00
Exercised	(9,300)	$14.35
Cancelled	-	$ 0.00
Outstanding at March 31, 2007	2,443,998	$ 1.00
Warrants & Options exercisable at March 31, 2007	2,443,998	$ 1.00
Warrants & Options exercisable at March 31, 2006	9,300	$14.35

The following tables summarize information about stock warrants and options outstanding and exercisable at March 31, 2007:

	STOCK WARRANTS & OPTIONS OUTSTANDING
Exercise Price	Number of Warrants and Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.75	814,666	4.44	$ 0.75
$ 1.00	814,666	4.44	$ 1.00
$ 1.25	814,666	4.44	$ 1.25
	2,443,998	4.44	$ 1.00

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

	STOCK WARRANTS & OPTIONS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.75	814,666	$ 0.75
$ 1.00	814,666	$ 1.00
$ 1.25	814,666	$ 1.25
	2,443,998	$ 1.00

Note 9: Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes,” which requires use of the liability method.  SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the current enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

For the year ended March 31, 2007, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At March 31, 2007, the Company had approximately $1,240,227 of accumulated federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	Year Ended March 31, 2007	Year Ended March 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$ 984,906	$ 79,870
Total deferred tax assets	984,906	79,870

Deferred tax liabilities:
Depreciation	--	--

Net deferred tax assets before valuation allowance	984,906	79,870
Less: Valuation allowance	(984,906)	(79,870)
Net deferred tax assets	$ --	$ --

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

For financial reporting, the Company has incurred a loss since inception to March 31, 2007.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2007.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year Ended March 31, 2007	Year Ended March 31, 2006

Change in valuation allowance on deferred tax assets	$ 334,868	$ 27,156
Total deferred tax assets	(334,868)	(27,156)
Total income tax benefit	$ --	$ --

Note 10: Related Party Transactions

On November 10, 2007, the Gamma Pharmaceuticals (HK) Ltd. purchased $8,547 and inventory for our IceDrops product line. The purchase of inventory is for our China-based operation. This purchase was undertaken pursuant to our August 25, 2006 agreement between Parco Sino-Can Sci-tech (Beijing) Inc., and our subsidiary Gamma Pharmaceuticals (HK) ltd. Parco Sino-Can Sci-tech (Beijing) Inc., is owned by Mr. Hao Zhang, a Director and Chief Marketing Officer of Gamma Pharmaceuticals.

As of March 31, 2007 and 2006, the Company owed a total of $24,378 and $0, respectively, to the officers of the Company for reimbursement of expenses.

As of March 31, 2007 and 2006, the Company owed a total of $233,152 and $0, respectively, to the officers of the Company for accrued salaries.

Note 11: Subsequent Events

Equity Financing

On April 1, 2007 the Company engaged Milkie/Ferguson Investments to assist the Company in raising additional equity capital. The Company and Milkie/Ferguson have entered into a ten day agreement whereby Milke/Ferguson is to be paid 8% in cash of the gross proceeds raised through their efforts plus 2% paid in warrants at a price of $0.75 per share exercisable for a period of 5 years. The warrants vest immediately. As of June 30, 2007, Milkie/Ferguson Investments has raised a total of $320,250.

Gamma Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

Purchase of Intellectual Property

On May 4, 2007, the Company purchase intellectual property from an officer and director of the Company for $17,000 and would be eligible to participate in any additional management compensation structure. The Company views the intellectual property as a core component of its pending patent application.

Issuance of Shares

Between April 25, 2007 and May 8, 2007, the Company sold 496,126 shares of our common stock and 1,488,378 common stock purchase warrants to 10 accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $372,095 for the common stock and up to $1,488,378.50 should all of the warrants be exercised for cash. As of March 31, 2007, the shares have not been issued and are recorded in stock payable.