Form 10QSB
period 2007-06-30
Gamma Pharmaceuticals Inc
filed 2007-08-21
CIK 904146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-61892

GAMMA PHARMACEUTICALS INC.

(Exact name of small business issuer as specified in its charter)

Delaware	72-1235452
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2225 Angelfire Street

Las Vegas, NV 89128

(Address of principal executive offices)

(702) 953-6446

(Issuer’s telephone number)

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 20, 2007, was 12,382,334 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$320,658	$160,664
Inventory	7,325	7,325
Prepaid expenses	49,455	24,500
Total current assets	377,438	192,489

Fixed assets, net	9,207	2,294
Intangible assets	5,999,650	5,982,650

	$6,386,295	$6,177,433

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expense	$97,951	$142,454
Payable to related parties	-	24,378
Accrued compensation	198,403	233,152
Total current liabilities	296,354	399,984

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 12,382,334 and 12,382,334 shares issued and outstanding
at June 30, 2007 and March 31, 2007, respectively	12,382	12,382
Additional paid in capital	8,113,772	8,113,772
Stock payable, net of offering costs	887,225	260,500
Accumulated deficit	(255,321)	(255,321)
Accumulated deficit after re-entry into development stage	(2,668,117)	(2,353,884)
	6,089,941	5,777,449

	$6,386,295	$6,177,433

See notes to consolidated financial statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statement of Operations

Unaudited

			For the period
			after re-entry into
			development stage
			(April 15, 2006)
	For the three months ended		through
	June 30,		June 30,
	2007	2006	2007

Income	$2,659	$-	$2,659

Cost of goods sold	4,601	-	4,601

Gross (loss)	(1,942)	-	(1,942)

Expenses:
General and administrative expenses	312,291	316,341	2,666,175
Total expenses	312,291	316,341	2,666,175

(Loss) before provision for income taxes	(314,233)	(316,341)	(2,668,117)

Provision for income taxes	-	-	-

Net (loss)	$(314,233)	$(316,341)	$(2,668,117)

Weighted average number of common
shares outstanding - basic and fully diluted	12,382,334	10,071,000

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.03)

See notes to consolidated financial statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

			For the period
			after re-entry into
			development stage
			(April 15, 2006)
	For the three months ended		through
	June 30,		June 30,
	2007	2006	2007

Cash flows from operating activities
Net (loss)	$(314,233)	$(316,341)	$(2,668,117)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	585	-	1,044
Shares issued for services	-	-	1,234,618
Shares issued for exercise of options	-	-	133,455
Changes in operating assets and liabilities:
(Increase) in inventory	-	-	(7,325)
(Increase) in prepaid expenses	(24,955)	-	(49,455)
Increase (decrease) in accounts payable and related party payable	(68,881)	138,444	77,246
Increase (decrease) in accrued compensation	(34,749)	117,636	198,403
Net cash (used) by operating activities	(442,233)	(60,261)	(1,080,131)

Cash flows from investing activities
Purchase of fixed assets	(7,498)	-	(10,251)
Purchase of intangible assets	(17,000)	-	(48,400)
Net cash (used) by investing activities	(24,498)	-	(58,651)

Cash flows from financing activities
Proceeds from sale of common stock	626,725	-	1,398,225
Net cash provided by financing activities	626,725	-	1,398,225

Net increase (decrease) in cash	159,994	(60,261)	259,443
Cash - beginning	160,664	61,215	61,215
Cash - ending	$320,658	$954	$320,658

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

Note 1: Basis of Presentation

The basis of the financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007.

Note 2: Summary of Significant Accounting Policies

Organization

On October 17, 2006, the Company acquired 100% of Gamma Pharmaceuticals (HK) Limited (“Gamma HK”). Gamma HK was a recently formed corporation with no operations.

On December 8, 2006, our Hong Kong subsidiary company, Gamma HK, established Gamma Pharmaceuticals (HK) Limited Beijing Representative Office, in Beijing China. The Representative Office will represent Gamma HK, interests in China. All invoicing and commercial arrangements for China will be contracted through our Hong Kong subsidiary company.

Principles of Consolidation

The consolidated financial statements include the accounts of Gamma Pharmaceuticals, Inc. (US corporation), and its wholly-owned subsidiary Gamma HK. All significant inter-company balances and transactions have been eliminated. Gamma Pharmaceuticals, Inc. (US corporation) and Gamma HK will be collectively referred to herein as the “Company”.

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment	3 years
Furniture and fixtures	7 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as June 30, 2007.

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2007, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an indefinite useful life and will be reviewed annually for impairment.

Note 3: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $314,000 for the three months ended June 30, 2007, with an accumulated loss of approximately $2,925,000. The Company’s current assets exceed its current liabilities by $81,084 as of June 30, 2007.

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

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

Note 4: Prepaid Expenses

As of June 30, 2007, the Company had $49,455 in prepaid expenses. The prepaid expenses relate to a license agreement for a trade name and legal fees.

Note 5: Fixed Assets

Fixed assets as of consisted of the following:

June 30,
2007
Computer equipment	$ 9,164
Furniture and fixtures	1,087
Accumulated depreciation	(1,044)
$ 9,207

During the three months ended June 30, 2007 and 2006, the Company recorded depreciation expense of $585 and $0, respectively.

Note 6: Intangible Assets

On April 7, 2006, the Company entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and nutriceutical products and personal care products. The transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently being marketed by other companies. The Company issued 9,045,900 shares of common stock under the Technology Transfer Agreement and is recorded at the estimated fair value of the Transferred Technology totaling $5,951,250 and is included as an intangible asset on the balance sheet at June 30, 2007.

On May 4, 2007, the Company purchased intellectual property from an officer and director of the Company for cash of $17,000. The value was based on the historical costs incurred by the officer and director of the Company. The Company views the intellectual property as a core component of its recently filed patent application.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

Note 7: Debt and Equity Financing

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

On January 31, 2007 the Company appointed Westminster Securities Corp of New York to assist the Company in raising additional equity capital and to provide on-going corporate finance and capital market support activity. The Company and Westminster have entered into a two-year agreement whereby Westminster is to be paid $8,000 per month after a minimum of $2 million has been raised.

As of June 30, 2007, the Company has not yet utilized the financing facilities discussed above. The debt financing facilities, as described above, remain available to the Company on a stand-by basis.

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

On August 17, 2006, the Company sold 681,334 shares of common stock and 2,044,002 common stock purchase warrants to six accredited investors in a private placement (the “August 2006 Private Placement”), one investor is the wife of a member of the Company’s Board of Directors. To date, the gross proceeds from the sale were $511,001 for the common stock and up to $2,044,002 should all of the warrants be exercised for cash. The warrants were sold in three series and expire in 5 years. The Series A warrants are exercisable for cash at an exercise price of $0.75 per share. The Series B warrants are exercisable for cash at an exercise price of $1.00 per share. The Series C warrants are exercisable for cash at an exercise price of $1.25 per share. The warrants vest immediately upon issuance. The exercise prices of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock at a per share price less than the exercise price of the warrants. The Company anticipates using these proceeds to commence implementation of the Company’s growth strategy and for general working capital purposes.

The Company has agreed to file a registration statement with the SEC, within 180 days following the final Closing of the August 2006 Private Placement, using its best efforts, a

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

registration statement on Form SB-2 (or such other form as applicable) registering the resale of the shares of Common Stock and the shares of Common Stock issuable upon the exercise of the Investor Warrants. In addition, the Company has agreed, to the best of its abilities, to keep such registration statement current and effective. At present, the shares and warrants are not registered and the Company can settle in unregistered shares and warrants. The Company is not obligated under any restrictions related to this effort.

The offer and sale of the shares of common stock, the warrants and the shares of common stock underlying the warrants were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

On September 30, 2006, the Company sold 130,000 shares of its common stock to consultants for services rendered valued at $97,500.

On November 1, 2006, the Company sold 66,666 shares of its common stock and 200,001 common stock purchase warrants to one accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,000 for the common stock and up to $199,998 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On January 2, 2007, the Company issued 1,500,000 shares of its common stock to three officers of the Company in exchange for services rendered valued at $1,125,000.

On January 31, 2007, the Company sold 66,666 shares of its common stock and 199,998 common stock purchase warrants to two accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,000 for the common stock and up to $199,998 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On March 26, 2007, the Company sold 134,000 shares of its common stock and 402,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $100,500 for the common stock and up to $402,000 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On March 28, 2007, the Company sold 80,000 shares of its common stock and 240,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $60,000 for the common stock and up to $240,000 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

On April 2, 2007, the Company sold 34,000 shares of its common stock and 102,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $25,000 for the common stock and up to $102,000 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On April 4, 2007, the Company sold 33,333 shares of its common stock and 99,999 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $25,000 for the common stock and up to $99,999 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On April 9, 2007, the Company sold 260,333 shares of its common stock and 780,999 common stock purchase warrants to five accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $195,250 for the common stock and up to $780,999 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On April 12, 2007, the Company sold 13,333 shares of its common stock and 39,999 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $10,000 for the common stock and up to $39,999 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On April 27, 2007, the Company sold 13,300 shares of its common stock and 39,900 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $9,975 for the common stock and up to $39,900 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On April 30, 2007, the Company sold 141,667 shares of its common stock and 425,001 common stock purchase warrants to two accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $106,520 for the common stock and up to $425,001 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On May 4, 2007, the Company sold 67,000 shares of its common stock and 201,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,250 for the common stock and up to

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

$201,000 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On May 7, 2007, the Company sold 133,333 shares of its common stock and 399,999 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $100,000 for the common stock and up to $399,999 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On May 8, 2007, the Company sold 13,400 shares of its common stock and 40,200 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $10,050 for the common stock and up to $40,200 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On May 9, 2007, the Company issued 8,540 shares of its common stock purchase warrants and $25,620 in cash to Milkie/Ferguson Investments, Inc., a broker-dealer member of the NASD as a commission related to the recent sales of equity. The Series A warrants are exercisable for cash for a period of 5 years at an exercise price of $0.75 per share and vest immediately. The warrants and cash are considered offering costs and were netted against the proceeds and recorded in stock payable.

On May 10, 2007, the Company sold 80,400 shares of its common stock and 241,200 common stock purchase warrants to two accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $60,300 for the common stock and up to $241,200 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

On June 30, 2007, the Company sold 80,000 shares of its common stock and 240,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $60,000 for the common stock and up to $240,000 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

Note 9: Stock Warrants

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2007 and changes during the three months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at March 31, 2007	2,443,998	$ 1.00
Granted	2,579,837	$ 1.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at June 30, 2007	5,023,835	$ 1.00
Warrants exercisable at March 31, 2007	2,443,998	$ 1.00
Warrants exercisable at June 30, 2007	5,023,835	$ 1.00

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2007:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.75	1,680,305	4.52	$ 0.75
$ 1.00	1,671,765	4.52	$ 1.00
$ 1.25	1,671,765	4.52	$ 1.25
	5,023,835	4.52	$ 1.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.75	1,680,305	$ 0.75
$ 1.00	1,671,765	$ 1.00
$ 1.25	1,671,765	$ 1.25
	5,023,835	$ 1.00

Of the total warrants outstanding at June 30, 2007, the Company issued a total of 2,979,833 warrants to investors who haven’t received their common stock yet due to administrative delays.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

Note 10: Related Party Transactions

On November 10, 2006, Gamma HK purchased $8,547 and inventory for our IceDrops product line. The purchase of inventory is for our China-based operation. This purchase was undertaken pursuant to our August 25, 2006 agreement between Parco Sino-Can Sci-tech (Beijing) Inc., and our subsidiary Gamma HK. Parco Sino-Can Sci-tech (Beijing) Inc., is owned by Mr. Hao Zhang, a Director and Chief Marketing Officer of Gamma Pharmaceuticals.

As of June 30, 2007, the Company owed a total of $198,403 to the officers of the Company for accrued salaries.

Note 11: Subsequent Events

Sales of Equity

On July 2, 2007, the Company sold an additional 26,666 shares of our common stock and 79,998 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the November 1, 2006 Private Placement (see above). The gross proceeds from the sale were $20,000 for the common stock and up to $79,998 should all of the warrants be exercised for cash.

On August 16, 2007, the Company sold an additional 85,333 shares of our common stock and 255,999 common stock purchase warrants to two accredited investors in a private placement. The terms of the private placement are the same as the November 1, 2006 Private Placement (see above). The gross proceeds from the sale were $64,000 for the common stock and up to $255,999 should all of the warrants be exercised for cash.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	our ability to efficiently and effectively finance our operations, and/or purchase orders;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures and/or general working capital; and
o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

Throughout this Quarterly Report references to “we”, “our”, “us”, “Gamma”, “the Company”, and similar terms refer to Gamma Pharmaceuticals Inc. and its wholly owned subsidiary Gamma Pharmaceuticals (HK) Ltd.

Item 2. Plan of Operation.

OVERVIEW AND OUTLOOK

Our business is focused on the formulation, marketing and sale of vitamins and nutriceuticals, OTC pharmaceutical products and personal care products in Greater China and the United States.

We have copyrights, trademarks, trade secrets and know how for a product line of 10 vitamins and nutriceuticals, and a product line of personal care products including IceDrops, an alcohol-based hand sanitizer. The products have been formulated to be in compliance with prevailing regulations of the appropriate government regulatory agencies in China, Taiwan, Hong Kong and the U.S. Final submission of labeling and product performance claims, to the same regulatory agencies, has been made for certain products and is pending for certain other products. We intend to take the necessary steps to market the products in these jurisdictions and will undertake manufacturing through qualified third party sources. In all of these major markets, our management has experience in marketing and selling similar products.

A large part of our initial product line of nutritional supplements, personal care products and OTC pharmaceutical products is based on proprietary uses of plant-based Gel technology to create innovative products. Products based on our “Gel Delivery Technology” offer, management believes, a highly desirable innovation over the typical tablets and capsules to which consumers have grown accustomed. We believe that Gel based products are the latest product forms consumers are seeking in the healthcare and supplement industries. Our Gel Delivery Technology will be a significant part of our marketing strategy.

Our current cash balance ($320,658 at June 30, 2007) is not adequate to continue our planed operations for the remainder of the fiscal year. Further, in order to compete in this or any other new business opportunity an additional cash infusion will be required. Without an additional cash infusion we will very quickly deplete our current cash reserves.

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

Results of Operations for the three months ended June 30, 2007.

We are in the early stage of developing, marketing and selling products in the Lifestyle of Health & Sustainability ("LOHAS") marketplace and in the Energy Supplement Market. Our operations to date have been limited to product and process development as well as seeking financing opportunities to fund the completion of our product and process development and to fund the commercialization of our product lines. Cost of goods sold were $4,601 for the same period. Cost of goods sold exceeded our revenues due to the small sample size batch run manufactured by our OEM manufacturer and the associated packaging expenses.

Revenues for the three months ended June 30, 2007 were $2,659 compared to $0 for the same period in 2006. We anticipate continued growth in revenue as a result of having completed certain products and having commenced their commercialization.

Our expenses to date have consisted principally of general and administrative costs. We expect these costs to increase as we proceed with our operational plans. Total expenses for the three months ended June 30, 2007 was $312,291 as compared to $316,341 for the same period in 2006. We had a net loss for the same periods of $312,291 and $316,341 or $0.03 and $0.03 per share, respectively.

Operation Plan

Our Growth Strategy

Our strategy is to focus initially on developing, marketing and selling products in the LOHAS marketplace and in the Energy Supplement Market. LOHAS is a term popularized by the Natural Marketing Institute for the American Botanical Council as well as others industry opinion leaders. The LOHAS market is an identifiable consumer category. In the LOHAS category, there are found high growth sub-segments of selected vitamins and nutriceuticals, over-the-counter ("OTC") pharmaceutical products, and personal care products. We believe that these categories of the LOHAS market are fast developing, in both Greater China and the United States. We further believe that the Greater China market offers the fastest path to grow revenues and achieve profitability in this business.

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

The Energy Supplement Market is largely defined by the Energy Beverage category. The Energy Beverage category is, by most measures, the fastest growing beverage category in North America and overseas. This category is led by Red Bull with North American sales of nearly $272 million according to Energy Drink Buyer Guide and a 50% market share in the North American market according to a recent article in Business Week Magazine. Our strategy is to use our Jugular Energy Products (“Go for the Jugular”) to side-step head-to-head competition in the beverage market but to use our Gel technology to stretch the category definition to include Energy Strips, Energy Gels and other energy related products that complement the fast growing Energy Beverage category. We believe that, in part, the high growth of the Energy Beverage category is driven by health and wellness trends that complement the LOHAS consumer category.

We are aiming to become a technology and formulation leader in the wellness products category of the fast growing LOHAS market. Our management team has experience with formulation, production and commercialization for medicated confectionary supplement products and personal care products. We have proprietary formulations for vitamin and nutritional supplements, and have developed formulations for adjunctive therapies for type II diabetes, symptoms of menopause, cognition, stress reduction, and relief from selected side effects of chemotherapies. Also, we intend to become a major competitor in personal care products. For example, the new products acquired by us include one of the leading hand sanitizer products currently on the market in Beijing, China (IceDrops™).

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

We will initially develop our corporate infrastructure as a marketing and sales organization. We will not initially seek to acquire manufacturing in China or the United States but will instead look to leverage our management's contacts and expertise to outsource manufacturing to a third party original equipment manufacturer ("OEM"). We believe this will provide us with an advantage in cost of goods sold manufacturing margins and improve our return on assets. We may, in the future, look to acquire or partner more closely with a single manufacturer for certain products. Our objective is to utilize our management's marketing and sales abilities and resources to generate revenue and establish a market presence in key product categories that can be expanded as we develop local capacity in Asia. Our aim is to establish a known and recognized product brands that, we believe, will attract attention from local suppliers and retailers who will seek to carry our product offerings.

Our corporate organization today is comprised of a US based headquarters in Las Vegas, Nevada, a wholly owned subsidiary in Hong Kong (Gamma Pharmaceuticals (HK) Ltd) and a Representative office in Beijing, The Peoples Republic of China (Gamma Pharmaceuticals (HK) Limited Beijing Representative Office). We plan to use a variety of contract and third party resources in China and will undertake all invoicing and most administration for their services from our Hong Kong subsidiary.

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

As of June 30, 2007, we continued to use equity sales and debt financing to provide the capital we need to run our business. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. On January 31, 2007, we appointed Westminster Securities Corp of New York to assist us in raising additional equity capital and to provide on-going corporate finance and capital market support activity. For the three months ended June 30, 2007, we successfully raised $652,345 by way of a private placement. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2007.

June 30,	March 31,
2007	2007

Current Assets	$377,438	$192,489

Current Liabilities	$296,354	$399,984

Working Capital	$81,084	$(207,495)

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

On January 31, 2007, we appointed Westminster Securities Corp of New York to assist us in raising additional equity capital and to provide on-going corporate finance and capital market support activity. The term of the agreement is for 2 years expiring on January 30, 2009. We agreed to pay Westminster $8,000 per month after a minimum of $2 million has been raised.

On April 5, 2007, we entered into an engagement letter agreement with Milkie/Ferguson Investments, Inc., a broker-dealer member of the NASD, to assist us in raising additional equity capital. The Term of the agreement was for 10 days. We agreed to pay Milkie/Ferguson 8% in cash of the gross proceeds raised through their efforts plus 2% paid in warrants at a price of $0.75 per share exercisable for a period of 5 years. The warrants vest immediately. As of June 30, 2007, Milkie/Ferguson raised a total of $320,250. We paid $25,620 and issued 8,540 Series A Warrants, exercisable at $0.75 per share until June 29, 2012 to Milkie/Ferguson.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2007, our cash balance was $320,658. Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We currently have 6 full time employees. We intend to hire additional full time employees to fill specific functions in our organization as product sales commence and our operations expand. We will also hire part-time or independent contractors in connection with certain projects in Greater China and the United States. We expect to have full-time-equivalent employees working directly for our distributors, manufacturers, and advertising and public relations agencies. We will vary employment as product demand dictates. We do not expect a significant change in the number of full time employees over the next 12 months.

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

We have a limited operating history. We were established in 1993, for the purpose of seeking out business opportunities, including acquisitions that the Board of Directors, in its discretion, believes to be good opportunities. Pursuant to the Technology Transfer Agreement and the Employment Agreements with our management the Company is poised to begin operations in the field of OTC pharmaceuticals, vitamins, and supplements. We will be heavily dependent on the skills, talents, and abilities of our management to successfully implement our business plan. The marketing and sale of vitamins, nutriceuticals, OTC pharmaceutical and personal care products is highly risky and speculative. Our current cash balance will not be adequate for us to continue our operations for this fiscal year; and, in order to compete in this new business opportunity an additional cash infusion will be required and without such additional cash infusion we will very rapidly deplete our current cash reserve. In such event, we may be forced to cease operations and investors' shares would become worthless.

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

As of June 30, 2007, we had approximately $320,658 in cash. Our management plans to raise additional equity capital and will embark on an effort to raise up to $5,000,000 to begin executing our business plan, but there can be no assurance that we will be able to raise such funds. Even if we are able to raise an additional $5,000,000 of capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

Effective internal controls are necessary for us to provide financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

We expect that the majority of our China sales will be denominated in Renminbi and our domestic sales will be denominated primarily in U.S. dollars. In addition, we expect to incur a portion of our cost of sales in Euros, U.S. dollars, Australian Dollars and Canadian Dollars in the course of our purchase of imported production equipment and raw materials. Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People's Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable. However, starting from July 21, 2005, the PRC government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. As a result, the Renminbi is no longer directly pegged to the U.S. dollar. The exchange rate of the U.S. dollar against the Renminbi was adjusted from approximately RMB8.28 per U.S. dollar on July 20, 2005 to RMB7.57 per U.S. dollar on August 13, 2007. The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

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

We have recently submitted our application to the National Association of Securities Dealers ("NASD”) through a market maker to trade our common stock on the Over-the-Counter Bulletin Board, but a regular trading market for our securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. We cannot determine the effect of these rule changes and other proposed changes on the OTC Bulletin Board at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

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

There is no current trading of our common stock. If we raise additional funds through the issuance of new equity or equity-linked securities, other than on a pro rata basis to our existing stockholders, the percentage ownership of the existing stockholders may be reduced. Existing stockholders may experience subsequent dilution and/or such newly issued securities may have rights, preferences and privileges senior to those of the existing stockholders.

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

Item 3. Controls and Procedures.

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

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between April 25, 2007 and June 30, 2007, we sold 449,000 units consisting of 449,000 shares of common stock, 499,000 series A warrants (exercise price of $0.75 per share), 576,126 series B warrants (exercise price of $1.00 per share) and 499,000 series C warrants (exercise price of $1.25 per share) to 11 accredited investors for a total purchase price of $336,750, all of which was paid in cash. All warrants are exercisable for 5 years. As of the date of this filing, the shares have not been issued.

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

On May 9, 2007, we issued 8,540 Series A Warrants to Milkie/Ferguson pursuant to an Engagement Letter Agreement dated April 5, 2007. The warrants are exercisable at $0.75 per share until June 29, 2012. We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The warrants were issued directly by us and did not involve a public offering or general solicitation. The recipients of the securities are “Accredited Investors” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The recipients, and/or their representatives, were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. The Company reasonably believes that the recipients, immediately prior to receiving the warrants, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients, and/or their representatives had the opportunity to speak with our management on several occasions prior to their investment decision.

Subsequent Issuances

Between July 2, 2007 and August 16, 2007, we sold 111,999 units consisting of 111,999 shares of common stock, 111,999 series A warrants (exercise price of $0.75 per share), 100,333 series B warrants (exercise price of $1.00 per share) and 111,999 series C warrants (exercise price of $1.25 per share) to 3 accredited investors for a total purchase price of $84,000, all of which was paid in cash. All warrants are exercisable for 5 years. As of the date of this filing, the shares have not been issued.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Audit Committee Charter		10-KSB	3/31/07	99.1	7/06/07

99.2	Compensation Committee Charter		10-KSB	3/31/07	99.2	7/06/07

99.3	Code of Ethics for Directors		10-KSB	3/31/07	99.3	7/06/07

99.4	Code of Ethics for the Chairman, Chief Executive Officer, and Senior Financial Officers		10-KSB	3/31/07	99.4	7/06/07

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMA PHARMACEUTICALS INC.

(Registrant)

By: /s/Joseph Cunningham
Joseph Cunningham, Chief Financial Officer
(On behalf of the registrant and as
principal financial officer)

Date: August 20, 2007