Form 10KSB/A
period 2007-03-31
Gamma Pharmaceuticals Inc
filed 2007-09-04
CIK 904146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-61892

GAMMA PHARMACEUTICALS INC.

(Name of small business issuer in its charter)

Delaware	72-1235452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7477 West Lake Mead, Suite 170
Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(702) 989-5262

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

*EXPLANATORY NOTE – The Registrant is amending this Form 10-KSB to eliminate certain qualifying language contained in Item 8A. Controls and Procedures and to revise disclosures in footnotes 1, 5, 7, and 8 of its financial statements. No changes were made to the financial statements or other disclosures in the Form 10-KSB for the year ended March 31, 2007.

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

Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including the following:

•	initiating investigations,

•	issuing warning letters and cease and desist orders,

•	requiring corrective labeling or advertising,

•	requiring consumer redress, such as requiring that a company offer to repurchase products previously sold to consumers,

•	seeking injunctive relief or product seizures,

•	imposing civil penalties, or

•	commencing civil procedures or criminal prosecution.

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

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect such additional regulation, when and if it occurs, would have on our business in the future. Such additional regulation could require, however, any of the following:

•	the reformulation of certain products to meet new standards,

•	the recall or discontinuance of certain products,

•	additional record keeping,

•	expanded documentation of the properties of certain products,

•	revised, expanded or different labeling, or

•	additional scientific substantiation.

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

Financing. On August 30, 2006, we negotiated a financing facility with Marquette Finance Company whereby Marquette shall provide the Company with revolving accounts receivable financing facility to a current limit of up to $1,000,000. The availability of funds is solely at the discretion of Marquette.  There is no guarantee that we will receive funds when requested.

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

(	Deliver to the customer, and obtain a written receipt for, a disclosure document;
(	Disclose certain price information about the stock;
(	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
(	Send monthly statements to customers with market and price information about the penny stock; and
(	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

•

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

•	Gamma employees should think like Gamma stockholders. The best way to encourage our employees to act in the best interest of Gamma is through an equity stake in the Company.
•	Our compensation plan should balance our short and long term financial objectives and reward individual and company performance.
•

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

ITEM 13.	EXHIBITS

(a)	Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

3.1	Amended and Restated Certificate of Incorporation		SB-2

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 4, 2006		8-K		3.2	4/13/06

3.3	Certificate of Amendment to Certificate of Incorporation filed April 25, 2006		10-KSB		3.3	7/14/06

3.4	Certificate of Amendment to Certificate of Incorporation filed July 13, 2006		10-KSB		3.4	7/14/06

3.5	Bylaws of the Registrant		SB-2

4.1	Form of Certificate of Common Stock of Registrant		SB-2

10.1	Letter Agreement, dated as of April 7, 2006, between Gamma and Joseph Cunningham, on behalf of New Management		8-K		10.1	4/13/06

10.2	Technology Transfer Agreement between Gamma and Peter Cunningham, Joseph Cunningham and Hao Zhang, dated April 7, 2007		8-K		10.2	4/13/06

10.3	Employment Agreement with Peter Cunningham, CEO		8-K		10.3	4/13/06

10.4	Employment Agreement with Joseph Cunningham, CFO		8-K		10.4	4/13/06

10.5	Employment Agreement with Hao Zhang, CMO		8-K		10.5	4/13/06

10.6	Purchase Order Purchase Agreement with Crossroads Financial LLC dated January 11, 2007	X

10.7	Agreement with Westminster Securities Corp of New York dated January 31, 2007	X

10.8	Engagement Letter Agreement with Milkie/Ferguson Investments, Inc. dated April 5, 2007	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Audit Committee Charter		10-KSB	3/31/07	99.1	7/06/07

99.2	Compensation Committee Charter		10-KSB	3/31/07	99.2	7/06/07

99.3	Code of Ethics for Directors		10-KSB	3/31/07	99.3	7/06/07

99.4	Code of Ethics for the Chairman, Chief Executive Officer, and Senior Financial Officers		10-KSB	3/31/07	99.4	7/06/07

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

By: /s/Peter Cunningham
Peter Cunningham, Chairman

Date: August 31, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Peter Cunningham	CEO and Chairman	August 31, 2007
Peter Cunningham

/s/Joseph Cunningham	Chief Financial Officer,	August 31, 2007
Joseph Cunningham	Secretary and Director

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

The Company's intangible assets consist of the costs of filing various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once production begins and the related revenues are recorded.

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

Research and Development

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and have alternative future uses, both in research and development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date research and development costs include the development of various vitamins, nutriceutical products and personal care products.

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended March 31, 2007 and 2006, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Note 5: Intangible Assets

On April 7, 2006, the Company entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and nutriceutical products and personal care products. The transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently being marketed by other companies. The Company issued 9,045,900 shares of common stock under the Technology Transfer Agreement is recorded at the estimated fair value of the Transferred Technology totaling $5,951,250 and is included as an intangible asset on the balance sheet at March 31, 2007.

Note 6: Debt and Equity Financing

The Company has entered into a series of revolving debt finance agreements in support of its sales and distribution objectives.

On August 30, 2006, the Company negotiated a financing facility with Marquette Finance Company whereby Marquette shall provide the Company with revolving accounts receivable financing facility to a current limit of up to $1,000,000. The availability of funds is solely at the discretion of Marquette.  There is no guarantee that the Company will receive funds when requested.

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

Of the total warrants outstanding at March 31, 2007, the Company issued a total of 399,996 warrants to investors who haven’t received their common stock yet due to administrative delays.

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