Form 10QSB/A
period 2007-06-30
Gamma Pharmaceuticals Inc
filed 2007-09-04
CIK 904146

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

7477 West Lake Mead Blvd., Suite 170

Las Vegas, NV 89128

(Address of principal executive offices)

(702) 989-5262

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

*EXPLANTORY NOTE – Following the initial filing of the Form 10-QSB for the quarterly period ended June 30, 2007, the Registrant discovered an error in the consolidated financial statements as of June 30, 2007, including an overstatement of cash and stock payable by $60,000. The Registrant is amending this Form 10-QSB to include the Restated Consolidated Balance Sheets and Restated Consolidated Statements of Cash Flows. Please see Footnote 2 of the financial statements, which further describes the restatement. There were no other changes to the Form 10-QSB for the period ended June 30, 2007.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Restated Consolidated Balance Sheets

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	(Restated)
Assets

Current assets:
Cash and cash equivalents	$260,658	$160,664
Inventory	7,325	7,325
Prepaid expenses	49,455	24,500
Total current assets	317,438	192,489

Fixed assets, net	9,207	2,294
Intangible assets	5,999,650	5,982,650

	$6,326,295	$6,177,433

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expense	$97,951	$142,454
Payable to related parties	-	24,378
Accrued compensation	198,403	233,152
Total current liabilities	296,354	399,984

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 12,382,334 and 12,382,334 shares issued and outstanding
at June 30, 2007 and March 31, 2007, respectively	12,382	12,382
Additional paid in capital	8,113,772	8,113,772
Stock payable, net of offering costs	827,225	260,500
Accumulated deficit	(255,321)	(255,321)
Accumulated deficit after re-entry into development stage	(2,668,117)	(2,353,884)
	6,029,941	5,777,449

	$6,326,295	$6,177,433

See notes to restated consolidated financial statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Operations

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

See notes to restated consolidated financial statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Restated Consolidated Statements of Cash Flows

(Unaudited)

			For the period
			after re-entry into
			development stage
			(April 15, 2006)
	For the three months ended		through
	June 30,		June 30,
	2007	2006	2007
	(Restated)		(Restated)
Cash flows from operating activities
Net (loss)	$(314,233)	$(316,341)	$(2,668,117)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	585	-	1,044
Shares issued for services	-	-	1,234,618
Shares issued for exercise of options	-	-	133,455
Changes in operating assets and liabilities:
(Increase) in inventory	-	-	(7,325)
(Increase) in prepaid expenses	(24,955)	-	(49,455)
Increase (decrease) in accounts payable and related party payable	(68,881)	138,444	77,246
Increase (decrease) in accrued compensation	(34,749)	117,636	198,403
Net cash (used) by operating activities	(442,233)	(60,261)	(1,080,131)

Cash flows from investing activities
Purchase of fixed assets	(7,498)	-	(10,251)
Purchase of intangible assets	(17,000)	-	(48,400)
Net cash (used) by investing activities	(24,498)	-	(58,651)

Cash flows from financing activities
Proceeds from sale of common stock	566,725	-	1,338,225
Net cash provided by financing activities	566,725	-	1,338,225

Net increase (decrease) in cash	99,994	(60,261)	199,443
Cash - beginning	160,664	61,215	61,215
Cash - ending	$260,658	$954	$260,658

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to restated consolidated financial statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Restated Notes To Consolidated Financial Statements

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

Note 2: Restatement

The Company’s consolidated financial statements as of June 30, 2007, contained errors including an overstatement of cash and stock payable by $60,000. The error related to funds received from an investor that was returned due to insufficient funds. There was no effect on the statement of operations.

Note 3: Summary of Significant Accounting Policies

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Restated Notes To Consolidated Financial Statements

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

The Company's intangible assets consist of the costs of filing various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 years and will be reviewed annually for impairment. Amortization will recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once production begins and the related revenues are recorded.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Restated Notes To Consolidated Financial Statements

Note 4: Going Concern

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

Note 5: Prepaid Expenses

As of June 30, 2007, the Company had $49,455 in prepaid expenses. The prepaid expenses relate to a license agreement for a trade name and legal fees.

Note 6: Fixed Assets

Fixed assets as of consisted of the following:

June 30,
2007
Computer equipment	$ 9,164
Furniture and fixtures	1,087
Accumulated depreciation	(1,044)
$ 9,207

During the three months ended June 30, 2007 and 2006, the Company recorded depreciation expense of $585 and $0, respectively.

Note 7: Intangible Assets

On April 7, 2006, the Company entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") pursuant to which, the Company has obtained all

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Restated Notes To Consolidated Financial Statements

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

Note 8: Debt and Equity Financing

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Restated Notes To Consolidated Financial Statements

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

Note 9: Equity

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Restated Notes To Consolidated Financial Statements

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Restated Notes To Consolidated Financial Statements

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Restated Notes To Consolidated Financial Statements

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

On May 4, 2007, the Company sold 67,000 shares of its common stock and 201,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,250 for the common stock and up to $201,000 should all of the warrants be exercised for cash. As of June 30, 2007, the shares have not been issued and are recorded in stock payable.

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Restated Notes To Consolidated Financial Statements

Note 10: Stock Warrants

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2007 and changes during the three months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at March 31, 2007	2,443,998	$ 1.00
Granted	2,378,837	$ 1.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at June 30, 2007	4,822,835	$ 1.00
Warrants exercisable at March 31, 2007	2,443,998	$ 1.00
Warrants exercisable at June 30, 2007	4,822,835	$ 1.00

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2007:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.75	1,613,305	4.50	$ 0.75
$ 1.00	1,604,765	4.50	$ 1.00
$ 1.25	1,604,765	4.50	$ 1.25
	4,822,835	4.50	$ 1.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.75	1,613,305	$ 0.75
$ 1.00	1,604,765	$ 1.00
$ 1.25	1,604,765	$ 1.25
	4,822,835	$ 1.00

Of the total warrants outstanding at June 30, 2007, the Company issued a total of 2,778,833 warrants to investors who haven’t received their common stock yet due to administrative delays.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Restated Notes To Consolidated Financial Statements

Note 11: Related Party Transactions

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

Note 12: Subsequent Events

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

Our current cash balance ($260,658 at June 30, 2007) is not adequate to continue our planed operations for the remainder of the fiscal year. Further, in order to compete in this or any other new business opportunity an additional cash infusion will be required. Without an additional cash infusion we will very quickly deplete our current cash reserves.

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

As of June 30, 2007, we continued to use equity sales and debt financing to provide the capital we need to run our business. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. On January 31, 2007, we appointed Westminster Securities Corp of New York to assist us in raising additional equity capital and to provide on-going corporate finance and capital market support activity. For the three months ended June 30, 2007, we successfully raised $592,345 by way of a private placement. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2007.

	June 30,	March 31,
	2007	2007

Current Assets	$317,438	$192,489

Current Liabilities	$296,354	$399,984

Working Capital	$21,084	$(207,495)

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

As of June 30, 2007, our cash balance was $260,658. Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

As of June 30, 2007, we had approximately $260,658 in cash. Our management plans to raise additional equity capital and will embark on an effort to raise up to $5,000,000 to begin executing our business plan, but there can be no assurance that we will be able to raise such funds. Even if we are able to raise an additional $5,000,000 of capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between April 25, 2007 and June 30, 2007, we sold 449,100 units consisting of 449,100 shares of common stock, 499,100 series A warrants (exercise price of $0.75 per share), 499,100 series B warrants (exercise price of $1.00 per share) and 499,100 series C warrants (exercise price of $1.25 per share) to 8 accredited investors for a total purchase price of $337,095, all of which was paid in cash. All warrants are exercisable for 5 years. As of the date of this filing, the shares have not been issued.

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

Subsequent Issuances

Between July 2, 2007 and August 16, 2007, we sold 111,999 units consisting of 111,999 shares of common stock, 111,999 series A warrants (exercise price of $0.75 per share), 111,999 series B warrants (exercise price of $1.00 per share) and 111,999 series C warrants (exercise price of $1.25 per share) to 3 accredited investors for a total purchase price of $84,000, all of which was paid in cash. All warrants are exercisable for 5 years. As of the date of this filing, the shares have not been issued.

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

Date: August 31, 2007