Form 10QSB
period 2007-09-30
Gamma Pharmaceuticals Inc
filed 2007-11-14
CIK 904146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-61892

GAMMA PHARMACEUTICALS INC.

(Exact name of small business issuer as specified in its charter)

Delaware	72-1235452
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7477 W. Lake Mead Blvd., Suite 170

Las Vegas, NV 89128-1026

(Address of principal executive offices)

(702) 989-5262

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

MacArthur Court

4695 MacArthur Court

Eleventh Floor

Newport Beach, CA 92660

(949) 798-5690

Fax (949) 258-5112

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on October 29, 2007, was 14,234,389 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$104,713	$160,664
Inventory	47,511	7,325
Prepaid expenses	55,275	24,500
Total current assets	207,499	192,489

Fixed assets, net	22,314	2,294
Intangible assets	6,105,836	5,982,650

	$6,335,649	$6,177,433

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$160,683	$142,454
Payable to related parties	-	24,378
Accrued compensation	494,757	233,152
Accrued payroll taxes	22,733	-
Total current liabilities	678,173	399,984

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 14,234,389 and 12,382,334 shares issued and outstanding
at September 30, 2007 and March 31, 2007, respectively	14,234	12,382
Additional paid in capital	9,476,030	8,113,772
Stock payable, net of offering costs	-	260,500
Accumulated deficit	(255,321)	(255,321)
Accumulated deficit after re-entry into development stage	(3,577,467)	(2,353,884)
	5,657,476	5,777,449

	$6,335,649	$6,177,433

See notes to consolidated financial statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Operations

Unaudited

					(April 15, 2006)
	For the three months ended		For the six months ended		through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Income	$-	$-	$2,659	$-	$2,659

Cost of goods sold	4,752	-	9,353	-	9,353

Gross (loss)	(4,752)	-	(6,694)	-	(6,694)

Expenses:
General and administrative expenses	904,598	419,026	1,216,889	822,029	3,570,773
Total expenses	904,598	419,026	1,216,889	822,029	3,570,773

(Loss) before provision for income taxes	(909,350)	(419,026)	(1,223,583)	(822,029)	(3,577,467)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(909,350)	$(419,026)	$(1,223,583)	$(822,029)	$(3,577,467)

Weighted average number of common
shares outstanding - basic and fully diluted	12,503,120	10,351,103	12,443,057	9,352,131

Net (loss) per share - basic and fully diluted	$(0.07)	$(0.04)	$(0.10)	$(0.09)

See notes to consolidated financial statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			For the period
			after re-entry into
			development stage
			(April 15, 2006)
	For the six months ended		through
	September 30,		September 30,
	2007	2006	2007

Cash flows from operating activities
Net (loss)	$(1,223,583)	$(822,029)	$(3,577,467)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	2,653	-	3,112
Shares issued for services	291,699	243,974	1,526,317
Shares issued for exercise of options	-	-	133,455
Changes in operating assets and liabilities:
(Increase) in inventory	(40,186)	-	(47,511)
(Increase) in prepaid expenses	(30,775)	(19,500)	(55,275)
Increase (decrease) in accounts payable and accrued expenses	18,229	54,465	139,978
(Decrease) in payable to related parties	(24,378)	41,750	-
Increase in accrued compensation	261,605	172,685	494,757
Increase in accrued payroll taxes	22,733	-	22,733
Net cash (used) by operating activities	(722,003)	(328,368)	(1,359,901)

Cash flows from investing activities
Purchase of fixed assets	(22,673)	(3,173)	(25,426)
Purchase of intangible assets	(32,000)	(31,400)	(63,400)
Net cash (used) by investing activities	(54,673)	(34,573)	(88,826)

Cash flows from financing activities
Proceeds from sale of common stock	720,725	511,001	1,492,225
Net cash provided by financing activities	720,725	511,001	1,492,225

Net increase (decrease) in cash	(55,951)	148,060	43,498
Cash – beginning	160,664	61,215	61,215
Cash – ending	$104,713	$209,275	$104,713

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Acquisition of intangible assets
through issuance of common stock & warrants	$91,186	$5,951,250	$6,042,436
Issuance of shares for stock payable	$827,225	$-	$-

See notes to consolidated financial statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

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

Note 2: Summary of Significant Accounting Policies

Organization

On October 17, 2006, the Company acquired 100% of Gamma Pharmaceuticals (HK) Limited (“Gamma HK”), a recently formed Hong Kong Limited Liability Company with no operations.

On December 8, 2006 our Hong Kong subsidiary company, Gamma Pharmaceuticals (HK) Ltd., established Gamma Pharmaceuticals (HK) Limited Beijing Representative Office, in Beijing China. The Representative Office will represent Gamma Pharmaceuticals (HK) Ltd., interests in China. All invoicing and commercial arrangements for China will be contracted through our Hong Kong subsidiary company.

Description of Business

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

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

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

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as September 30, 2007.

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2007, the Company believes there is no impairment of its intangible assets.

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards.  SFAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS 159 to determine its impact on its consolidated financial position, results of operations or cash flows.

Note 3: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $1,224,000 for the six months ended September 30, 2007, with an accumulated loss of approximately $3,577,000. The Company’s current liabilities exceed its current assets by $470,674 as of September 30, 2007.

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

Note 4: Inventory

Inventories consisted of the following:

September 30,
2007
Finished goods	$ 26,608
Work-in-process	17,703
Raw materials	3,200
Total	$ 47,511

Note 5: Prepaid Expenses

As of September 30, 2007, the Company had $55,275 in prepaid expenses. The prepaid expenses relate to a license agreement for a trade name, import fees, export fees and insurance.

Note 6: Fixed Assets

Fixed assets as of consisted of the following:

September 30,
2007
Computer equipment	$ 11,513
Equipment	12,825
Furniture and fixtures	1,087
Accumulated depreciation	(3,111)
$ 22,314

During the six months ended September 30, 2007 and 2006, the Company recorded depreciation expense of $2,653 and $0, respectively.

Note 7: Intangible Assets

On April 7, 2006, the Company entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and nutriceutical products and personal care products. The transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently being marketed by other companies. The Company issued 9,045,900 shares of common stock under the Technology Transfer Agreement is recorded at the estimated fair value of the Transferred Technology totaling $5,951,250 and is included as an intangible asset on the balance sheet at September 30, 2007.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

On May 4, 2007, the Company purchased intellectual property from an officer and director of the Company for cash of $17,000 and would be eligible to participate in any additional management compensation structure. The value was based on the historical costs incurred by the officer and director of the Company. The Company views the intellectual property as a core component of its pending patent application.

On July 2, 2007, the Company amended its license agreement with Jugular, Inc. to expand the scope of product lines. Additionally, on August 29, 2007, the Company amended the license agreement and increased the term to 15 years with an automatic renewal for 5 year terms if the Company meets the minimum sales requirements. As part of the amendments to the license agreement, the Company agreed to issue a total of 110,000 shares of common stock valued at $82,500, 17,000 warrants valued at $8,686 and $15,000 to be paid in cash. The warrants shall be exercisable at any time until August 29, 2012 at a price of $1.00 per share. As of September 30, 2007, the Company issued the shares of common stock and paid the cash of $15,000, but has not issued the warrant certificates to Jugular. The total value of the amendment to the license agreement is $106,186.

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

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

On January 11, 2007, the Company completed and signed a Purchase Order Purchase Agreement with Crossroads Financial LLC whereby the Company may from time to time, at the Company’s option, sell, transfer and assign all of its rights, title and interest in a accepted Purchase Order to Crossroads Financial LLC. The initial maximum Facility amount shall be up to $750,000. In conjunction with the Purchase Order Purchase Agreement, the company signed a tri-party agreement between the Company, Crossroad Financial LLC and Marquette Commercial Finance Inc., whereby Marquette has agreed to purchase from The Company any accepted Receivable due to the Company in an amount not to exceed $1 million. The effect of these arrangements should substantially reduce the capital outlay required to satisfy our Purchase Orders and should compress the time period in which the Company collects payments from certain accepted counterparties.

On January 31, 2007, the Company appointed Westminster Securities Corp of New York to assist the Company in raising additional equity capital and to provide on-going corporate finance and capital market support activity. The Company and Westminster have entered into a two-year agreement whereby Westminster is to be paid $8,000 per month after a minimum of $2 million has been raised.

As of September 30, 2007, the Company has not yet utilized the financing facilities discussed above. The debt financing facilities, as described above, remain available to the Company on a stand-by basis.

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

On April 7, 2006, the Company issued 9,045,900 shares of common stock under the Technology Transfer Agreement is recorded at the estimated fair value of the Transferred Technology totaling $5,951,250.

On August 17, 2006, the Company sold 681,334 shares of our common stock and 2,044,002 common stock purchase warrants to six accredited investors in a private placement (the “August 2006 Private Placement”), one investor is the wife of a member of the Company’s Board of Directors. To date, the gross proceeds from the sale were $511,001 for the common stock and up to $2,044,002 should all of the warrants be exercised for cash. The warrants were sold in three series and expire in 5 years. The Series A warrants are exercisable for cash at an exercise price of $0.75 per share. The Series B warrants are exercisable for cash at an exercise price of $1.00 per share. The Series C warrants are exercisable for cash at an exercise price of $1.25 per share. The warrants vest immediately upon issuance. The exercise prices of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock at a per share price less than the exercise price of the warrants. The Company anticipates using these proceeds to commence implementation of the Company’s growth strategy and for general working capital purposes.

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

On November 1, 2006, the Company sold 66,666 shares of our common stock and 200,001 common stock purchase warrants to one accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,000 for the common stock and up to $199,998 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On January 2, 2007, the Company issued 1,500,000 shares of our common stock to three officers of the Company in exchange for services rendered valued at $1,125,000.

On January 31, 2007, the Company sold 66,666 shares of our common stock and 199,998 common stock purchase warrants to two accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,000 for the common stock and up to

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

$199,998 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On March 26, 2007, the Company sold 134,000 shares of our common stock and 402,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $100,500 for the common stock and up to $402,000 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On March 28, 2007, the Company sold 80,000 shares of our common stock and 240,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $60,000 for the common stock and up to $240,000 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On April 2, 2007, the Company sold 34,000 shares of our common stock and 102,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $25,000 for the common stock and up to $102,000 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On April 4, 2007, the Company sold 33,333 shares of our common stock and 99,999 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $25,000 for the common stock and up to $99,999 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On April 9, 2007, the Company sold 260,333 shares of our common stock and 780,999 common stock purchase warrants to five accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $195,250 for the common stock and up to $780,999 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On April 12, 2007, the Company sold 13,333 shares of our common stock and 39,999 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $10,000 for the common stock and up to $39,999 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

On April 27, 2007, the Company sold 13,300 shares of our common stock and 39,900 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $9,975 for the common stock and up to $39,900 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On April 30, 2007, the Company sold 141,667 shares of our common stock and 425,001 common stock purchase warrants to two accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $106,520 for the common stock and up to $425,001 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On May 4, 2007, the Company sold 67,000 shares of our common stock and 201,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,250 for the common stock and up to $201,000 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On May 7, 2007, the Company sold 133,333 shares of our common stock and 399,999 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $100,000 for the common stock and up to $399,999 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On May 8, 2007, the Company sold 13,400 shares of our common stock and 40,200 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $10,050 for the common stock and up to $40,200 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On May 9, 2007, the Company issued 8,540 common stock purchase warrants and $25,620 in cash to an entity as a commission related to the recent sales of equity. The Series A warrants are exercisable for cash for a period of 5 years at an exercise price of $0.75 per share and vest immediately. The warrants and cash are considered offering costs and were netted against the proceeds and recorded in additional paid in capital. As of September 30, 2007, the warrant certificates have not been issued, however they are reflected in the warrant disclosures as granted.

On May 10, 2007, the Company sold 80,400 shares of our common stock and 241,200 common stock purchase warrants to two accredited investors in a private placement. The

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $60,300 for the common stock and up to $241,200 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued.

On July 2, 2007, the Company sold 26,666 shares of our common stock and 79,995 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $20,000 for the common stock and up to $79,995 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares and warrants have been issued.

On July 2, 2007, the Company issued 17,000 common stock purchase warrants to an entity as part of a license agreement. The Series B warrants are exercisable for cash for a period of 5 years at an exercise price of $1.00 per share and vest immediately. As of September 30, 2007, the warrant certificates have not been issued, however they are reflected in the warrant disclosures as granted.

On August 14, 2007, the Company sold 52,000 shares of our common stock and 156,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $39,000 for the common stock and up to $156,000 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued, but the warrant certificates have not been issued, however they are reflected in the warrant disclosures as granted.

On August 15, 2007, the Company sold 33,333 shares of our common stock and 99,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $25,000 for the common stock and up to $99,000 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued, but the warrant certificates have not been issued, however they are reflected in the warrant disclosures as granted.

On August 30, 2007, the Company sold 80,000 shares of our common stock and 240,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $60,000 for the common stock and up to $240,000 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares and warrants have been issued.

On September 17, 2007, the Company sold 13,333 shares of our common stock and 39,999 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $10,000 for the common stock and up

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

to $39,999 should all of the warrants be exercised for cash. During the six months ended September 30, 2007, the shares have been issued, but the warrant certificates have not been issued, however they are reflected in the warrant disclosures as granted.

On September 25, 2007, the Company issued a total of 1,137,791 shares of common stock to various individuals for investments that were received through June 30, 2007 and decreased the amount in stock payable to $0.00.

On September 25, 2007, the Company issued 10,000 shares of common stock to an individual in error. The Company is working with their transfer agent to resolve the issue and once the stock certificate is received the Company will cancel the shares.

On September 25, 2007, the Company issued 356,932 shares of common stock to an individual for services rendered. The shares were valued at the fair market value of the stock at $267,699.

On September 25, 2007, the Company issued 7,000 shares of common stock to an entity for accounting services rendered. The shares were valued at the fair market value of the stock at $5,250.

On September 25, 2007, the Company issued 25,000 shares of common stock to an entity for legal services rendered. The shares were valued at the fair market value of the stock at $18,750.

On September 25, 2007, the Company issued 110,000 shares of common stock to an entity for the amendment of a license agreement. The shares were valued at the fair market value of the stock at $82,500.

Note 10: Stock Warrants

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2007 and changes during the six months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at March 31, 2007	2,443,998	$ 1.00
Granted	3,012,913	$ 1.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at September 30, 2007	5,456,911	$ 1.00
Warrants exercisable at March 31, 2007	2,443,998	$ 1.00
Warrants exercisable at September 30, 2007	5,456,911	$ 1.00

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2007:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.75	1,818,997	4.32	$ 0.75
$ 1.00	1,827,457	4.32	$ 1.00
$ 1.25	1,810,457	4.32	$ 1.25
	5,456,911	4.32	$ 1.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.75	1,818,997	$ 0.75
$ 1.00	1,827,457	$ 1.00
$ 1.25	1,810,457	$ 1.25
	5,456,911	$ 1.00

Note 11: Related Party Transactions

On November 10, 2006, the Gamma Pharmaceuticals (HK) Ltd. purchased $8,547 and inventory for our IceDrops product line. The purchase of inventory is for our China-based operation. This purchase was undertaken pursuant to our August 25, 2006 agreement between Parco Sino-Can Sci-tech (Beijing) Inc. and our subsidiary Gamma Pharmaceuticals (HK) Ltd. Parco Sino-Can Sci-tech (Beijing) Inc. is owned by Mr. Hao Zhang, a Director and Chief Marketing Officer of Gamma Pharmaceuticals.

On August 30, 2007, the Company established an executive variable compensation pool plan. The maximum award amounts vary per quarter and in some quarters are based on a percentage of net revenue. The plan is administered by the Chief Executive Officer (CEO). At the end of each quarter the CEO will determine the amount of the award and whether it will be paid in cash or shares of common stock. During the quarter ended September 30, 2007, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $273,437 to be paid in shares of common stock to the executives. The difference of $36,063 will be rolled over to the variable compensation pool plan for the next quarter.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

On August 31, 2007, the Company executed a five year employment agreement with Peter Cunningham for the position of Chief Executive Officer. Mr. Cunningham will receive an annual salary of $160,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan.

On August 31, 2007, the Company executed a five year employment agreement with Joseph Cunningham for the position of Chief Financial Officer. Mr. Cunningham will receive an annual salary of $150,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan.

On August 31, 2007, the Company executed a five year employment agreement with Hao Zhang for the position of Chief Marketing Officer. Mr. Zhang will receive an annual salary of $150,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan.

As of September 30, 2007, the Company owed a total of $494,757 to the officers of the Company for accrued salaries.

Note 12: Subsequent Events

Sale of Equity

During the period ended October 31, 2007, the Company received a total of $157,750 from investors for a total of 210,332 shares of common stock and 630,996 warrants.

Product Sales

The Company has commenced product sales. Product shipments started at the end of the September 30, 2007 quarter.  Revenues will be recognized in the fiscal quarter ending December 31, 2007.  Sales have been made to a major national retail account for a product utilizing Gamma's proprietary Gel Technology.   Also during the quarter ended September 30, 2007, the Company launched its Product Distributor / Broker Management Program.  The Company has also established a national network of product brokers and distributors in the United States.  The Company has appointed a consultant to supervise product distribution and field promotion activities in the US.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	our ability to efficiently and effectively finance our operations, and/or purchase orders;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures and/or general working capital;
o	operational inefficiencies in distribution or other systems;
o

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	inability to efficiently manage our operations;
o	the inability of management to effectively implement our strategies and business plans; and
o	the other risks and uncertainties detailed in this report.

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

We have copyrights, trademarks, trade secrets and know how for product lines of vitamins and nutriceuticals, energy products and personal care products spread across 4 major brands. The products have been formulated to be in compliance with prevailing regulations of the appropriate government regulatory agencies in China, Taiwan, Hong Kong and the U.S. Final submission of labeling and product performance claims, to the same regulatory agencies, has been made for certain products and is pending for certain other products. We intend to take the necessary steps to market the products in these jurisdictions and will undertake manufacturing through qualified third party sources. In all of these major markets, our management has experience in marketing and selling similar products.

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

Our current cash balance ($104,713 at September 30, 2007) is not adequate to continue our planed operations for the remainder of the fiscal year. Further, in order to compete in this or any other new business opportunity an additional cash infusion will be required. Without an additional cash infusion we will very quickly deplete our current cash reserves.

Subsequent to the quarter ended September 30, 2007, we shipped our first products. Revenues will be recognized in the fiscal quarter ending December 31, 2007. Sales have been made to a major national retail account for a product utilizing Gamma's proprietary Gel Technology, Airshield. Also, during the quarter ended September 30, 2007, we launched our Product Distributor / Broker Management Program.  Agreements have been signed that establish Gamma's national network of product brokers and distributors in the United States.  We have appointed a consultant to supervise product distribution and field promotion activities in the US.

Our Strengths

We believe we have the following competitive strengths that could enable us to capitalize on the large, fragmented and growing market for our Gel based products:

•	Fully integrated platform for sustainable growth
•	Diverse product categories that provide operating flexibility
•	Recognizable brand names that can be leveraged for additional growth
•	Geographic diversity to mitigate market risk concentration
•	Demonstrated ability to identify and commercialize opportunities
•	Experience and results oriented management team
•	Retail account presents with major US retail pharmacy chain.

Results of Operations for the three months and six months ended September 30, 2007.

We have completed the development of certain product lines and on September 29, 2007, we began shipping products to a major U.S. based retail account. We have also completed the development of other product lines and we are in the process of commencing product sales of these product lines both in the United States and in China. Our initial focus is on selling products in the Lifestyle of Health & Sustainability ("LOHAS") marketplace and in the Energy Supplement Market. Our operations to date have been largely limited to product and process development and assembling our overall marketing profile for our master brands. We have successfully sought and will continue to seek financing opportunities to fund our development and to support our marketing programs and the commercialization of our product lines.

For the three months ended September 30, 2007 and September 30, 2006, we did not generate revenues. Revenues for the six months ended September 30, 2007 were $2,659 compared to $0 for the same period in 2006. We anticipate continued growth in revenue as a result of having completed certain products and having commenced their commercialization.

Cost of goods sold were $4,752 for the three months ended September 30, 2007 and $9,353 for the six months ended September 30, 2007. Cost of goods sold exceeded our revenues due to the small sample size batch run manufactured by our OEM manufacturer and the associated packaging expenses.

Our expenses to date have consisted principally of general and administrative costs. We expect these costs to increase as we proceed with our operational plans. Total expenses for the three months ended September 30, 2007 was $904,598 compared to $419,026 for the same period in 2006, mainly due to the increase in executive compensation that was awarded in accordance with the variable compensation pool plan and the increase in stock based consulting services to an individual. We had a net loss for the same periods of $909,350 and $419,026 and $0.07 and $0.04 per share, respectively. Total expenses for the six months ended September 30, 2007 was $1,216,889 compared to $822,029 for the same period in 2006. The net loss for the six month periods ended were $1,223,583 and $822,029 and $0.10 and $0.09 per share, respectively.

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

On July 2, 2007, we amended our license agreement with Jugular, Inc. to expand the scope of product lines. Additionally, on August 29, 2007, we amended the license agreement to increase the term to 15 years with an automatic renewal for 5 year terms if we meet the minimum sales requirements. Pursuant to the July 2, 2007 amendment to the license agreement, we agreed to issue a total of 110,000 shares of common stock, 17,000 warrants and $15,000 to be paid in cash. The warrants shall be exercisable at any time until August 29, 2012 at a price of $1.00 per share. As of September 30, 2007, we issued the shares of common stock and paid the cash of $15,000, but have not issued the warrant certificates to Jugular.

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

As of September 30, 2007, we continued to use equity sales and debt financing to provide the capital we need to run our business. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. On January 31, 2007, we appointed Westminster Securities Corp of New York to assist us in raising additional equity capital and to provide on-going corporate finance and capital market support activity. For the three months ended September 30, 2007, we successfully raised $154,000 by way of a private placement. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2007.

	September 30, 2007	March 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$ 207,499	$ 192,489	$ 15,010	8%

Current Liabilities	$ 678,173	$ 399,984	$ 278,189	70%

Working Capital (deficit)	$ (470,674)	$ (207,495)	$ 263,179	127%

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

On April 5, 2007, we entered into an engagement letter agreement with Milkie/Ferguson Investments, Inc., a broker-dealer member of the NASD, to assist us in raising additional equity capital. The Term of the agreement was for 10 days. We agreed to pay Milkie/Ferguson 8% in cash of the gross proceeds raised through their efforts plus 2% paid in warrants at a price of $0.75 per share exercisable for a period of 5 years. The warrants vest immediately. Milkie/Ferguson raised a total of $320,250 for the Company. We paid $25,620 and issued 8,540 Series A Warrants, exercisable at $0.75 per share until June 29, 2012 to Milkie/Ferguson.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2007, our cash balance was $104,713. Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Critical Accounting Policies

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2007, the Company believes there is no impairment of its intangible assets.

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

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards.  SFAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Summary of product research and development that we will perform for the term of our plan.

We do not anticipate performing any significant product research and development under our plan of operation until such time as we can raise adequate working capital to sustain our operations. To date, all research and development work has been undertaken in-house, by management, with input from outside consultants. Management’s experience with research and development enable the Company to reasonably control most associated research and development expenses.

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

New Employment Agreements

Peter Cunningham. On August 31, 2007, we executed an Employment Agreement with Peter Cunningham, wherein Mr. Peter Cunningham agreed to serve as the Company's Chief Executive Officer. The term of the agreement commenced on August 31, 2007 and will terminate on August 31, 2012; provided that the term shall automatically renew for successive five-year periods unless either party notifies the other in writing at least 60 days prior to the otherwise scheduled expiration of the agreement that such term of employment shall not so renew. We agreed to pay Mr. Peter Cunningham a base salary of $160,000 annually (payable in semi-monthly installments). Mr. Peter Cunningham's base salary shall be increased each April 1 during the term of employment in an amount at least equal to the percentage increase in the Consumer Price Index – All Urban Areas ("CPI") issued by the U.S. Department of Labor, Bureau of Labor Statistics, for the preceding calendar year. In addition to Mr. Peter Cunningham's base salary we agreed to pay him variable compensation for each quarter of each year during the term of employment in amounts determined in accordance with the terms and provisions of the Compensation Pool Plan (described below). Additionally, Mr. Peter Cunningham will be entitled to participate in any stock option program, stock compensation program and employee benefit plans.

Joseph Cunningham. On August 31, 2007, we executed an Employment Agreement with Joseph Cunningham, wherein Mr. Joseph Cunningham agreed to serve as the Company's Chief Financial Officer. The term of the agreement commenced on August 31, 2007 and will terminate on August 31, 2012; provided that the term shall automatically renew for successive five-year periods unless either party notifies the other in writing at least 60 days prior to the otherwise scheduled expiration of the agreement that such term of employment shall not so renew. We agreed to pay Mr. Joseph Cunningham a base salary of $150,000 annually (payable in semi-monthly installments). Mr. Joseph Cunningham's base salary shall be increased each April 1 during the term of employment in an amount at least equal to the percentage increase in the Consumer Price Index – All Urban Areas ("CPI") issued by the U.S. Department of Labor, Bureau of Labor Statistics, for the preceding calendar year. In addition to Mr. Joseph Cunningham's base salary we agreed to pay him variable compensation for each quarter of each year during the term of employment in amounts determined in accordance with the terms and provisions of the Compensation Pool Plan (described below). Additionally, Mr. Joseph Cunningham will be entitled to participate in any stock option program, stock compensation program and employee benefit plans.

Hao Zhang. On August 31, 2007, we executed an Employment Agreement with Hao Zhang, wherein Mr. Zhang agreed to serve as the Company's Chief Marketing Officer. The term of the agreement commenced on August 31, 2007 and will terminate on August 31, 2012; provided that the term shall automatically renew for successive five-year periods unless either party notifies the other in writing at least 60 days prior to the otherwise scheduled expiration of the agreement that such term of employment shall not so renew. We agreed to pay Mr. Zhang a base salary of $150,000 annually (payable in semi-monthly installments). Mr. Zhang's base salary shall be increased each April 1 during the term of employment in an amount at least equal to the percentage increase in the Consumer Price Index – All Urban Areas ("CPI") issued by the U.S. Department of Labor, Bureau of Labor Statistics, for the preceding calendar year. In addition to Mr. Zhang's base salary we agreed to pay him variable compensation for each quarter of each year during the term of employment in amounts determined in accordance with the terms and provisions of the Compensation Pool Plan (described below). Additionally, Mr. Zhang's will be entitled to participate in any stock option program, stock compensation program and employee benefit plans.

Executive Variable Compensation Pool Plan

On August 30, 2007, we established an Executive Variable Compensation Pool Plan ("Plan"). The Plan will be administered by the Chief Executive Officer, Peter Cunningham. Currently, the employees eligible to participate in the Plan are Peter Cunningham, Chief Executive Officer, Joseph Cunningham, Chief Financial Officer, and Hao Zhang, Chief Marketing Officer (collectively "Participants") and will eligible to participate for as long as they remain employees of the Company. In addition, the CEO may from time to time, in his sole discretion, designate additional Employees as eligible to participate in the Plan for a particular fiscal quarter. If a Participate is promoted or demoted during a particular fiscal quarter, the CEO may, in his sole discretion, elect to adjust the Participant's award percentage for such fiscal quarter. Beginning with the fiscal quarter ended on September 30, 2007, a Participant's unvested variable compensation pool award for each fiscal quarter, if any, shall be calculated by multiplying the variable compensation pool for such fiscal quarter, if any by his award percentage for such fiscal quarter. The eligible employees shall receive at a minimum 15% each of the Participant's unvested variable compensation pool award for each fiscal quarter. The maximum award amounts vary per quarter and in some quarters are based on a percentage of net revenue. At the end of each quarter the CEO will determine the amount of the award and whether it will be paid in cash or shares of common stock. If a change in control occurs during a fiscal quarter, the variable compensation pool applicable to the Participants for such fiscal quarter and each subsequent fiscal quarter during which one or more of the Participants remains a Participant shall not be less than two percent (2%) of the net revenue for the applicable fiscal quarter. A copy of the Plan is attached here to as Exhibit 10.12.

New Consulting Agreements

E. Ray Rodriguez. On September 12, 2007, we entered into a Consulting Agreement with E. Ray Rodriguez, wherein he agreed to use his best efforts to assist the Company to contract with distributors and brokers, and to secure product placement in retail outlets, and to implement field marketing, sampling and POS promotion as requested by the Company during the term of the Agreement. We agreed to compensate Mr. Rodriguez with $3,500 per month and 1.5% of collected net sales value of purchases by distributors or retailers that shall be direct accounts of the Company. The term of the agreement commenced on September 12, 2007 and will end the later of 60 days or trading of the Company's common stock on a stock exchange.

Tygar Consulting. On August 1, 2007, we entered into a Consulting Agreement with Tygar Consulting. Tygar Consulting has knowledge and expertise in the field of edible films and gels and has agreed to consult with and advise the Company from time to time as requested by the Company. The Company agreed to compensate Tygar with $3,500 per month. The term of the agreement commenced on August 1, 2007 and will terminate on July 31, 2008.

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

Subsequent to the quarter ended September 30, 2007 we began generating revenues from operations. Although we intend to develop, market and sell products in the health and nutritional supplement marketplace, there is nothing at this time on which to base an assumption that our new business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our business plan, the level of our competition and our ability to attract and maintain key management and employees.

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

As of September 30, 2007, we had approximately $104,713 in cash. Our management plans to raise additional equity capital to begin executing our business plan, but there can be no assurance that we will be able to raise such funds. Even if we are able to raise additional capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

We regard our service marks, trademarks, copyrights, trade secrets, pending patent applications and similar intellectual property as critical to our success. We will rely on trademark, copyright, patent and trade secret law, as well as confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. We have registered a trademark in the United States and will seek to utilize our US trademark approval in all markets of interest including the People's Republic of China. No assurance can be given that our copyrights, trademarks or other intellectual property will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantage to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

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

Our failure to comply with current or future governmental regulations could adversely affect our business.

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of nutriceuticals, such as those sold by us, are subject to regulation by a number of federal, state and local agencies, principally, the FDA, and the FTC, as well as foreign agencies in areas where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

•	initiating investigations;

•	issuing warning letters and cease and desist orders;

•	requiring corrective labeling or advertising;

•	requiring consumer redress, such as requiring that a company offer to repurchase products previously sold to consumers;

•	seeking injunctive relief or product seizures; and

•	imposing civil penalties or commencing criminal prosecution.

Federal and state agencies have in the past used these remedies in regulating participants in the nutriceuticals industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, publicity related to nutriceuticals may result in increased regulatory scrutiny of the nutriceuticals industry.

Our failure to comply with applicable laws could subject us to severe legal sanctions, which could have a material adverse effect on our business and results of operations. The regulatory environment in which we operate could change and such regulatory environment, or any specific action taken against us, could result in a material adverse effect on our business and operations. A state could interpret claims presumptively valid under federal law as illegal under that state's regulations, and future FDA regulations or FTC decisions could restrict the permissible scope of such claims. Any such proceedings or investigations or any future proceedings or investigations could have a material adverse effect on our business or operations.

We depend on our key management personnel and the loss of their services could adversely affect our business.

We will place substantial reliance upon the efforts and abilities of our executive officers: Peter Cunningham, our Chief Executive Officer; Joseph Cunningham, our Chief Financial Officer; and Hao Zhang, our Chief Marketing Officer. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals.

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

We expect that the majority of our China sales will be denominated in Renminbi and our domestic sales will be denominated primarily in U.S. dollars. In addition, we expect to incur a portion of our cost of sales in Euros, U.S. dollars, Australian Dollars and Canadian Dollars in the course of our purchase of imported production equipment and raw materials. Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People's Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable. However, starting from July 21, 2005, the PRC government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. As a result, the Renminbi is no longer directly pegged to the U.S. dollar. The exchange rate of the U.S. dollar against the Renminbi was adjusted from approximately RMB8.28 per U.S. dollar on July 20, 2005 to RMB7.47 per U.S. dollar on November 2, 2007. The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

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

We have recently submitted our application to the Financial Industry Regulatory Authority ("FINRA”) through a market maker to trade our common stock on the Over-the-Counter Bulletin Board, but a regular trading market for our securities may not be sustained in the future. FINRA has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. We cannot determine the effect of these rule changes and other proposed changes on the OTC Bulletin Board at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than FINRA's automated quotation system. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

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

Item 3. Controls and Procedures.

Our Chief Executive Officer, Peter Cunningham, and Chief Financial Officer, Joseph Cunningham, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Messrs. Peter Cunningham and Joseph Cunningham concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between July 2, 2007 and September 30, 2007, we sold 205,332 units consisting of 205,332 shares of common stock, 205,332 series A warrants (exercise price of $0.75 per share), 205,332 series B warrants (exercise price of $1.00 per share) and 111,999 series C warrants (exercise price of $1.25 per share) to 5 accredited investors for a total purchase price of $154,000, all of which was paid in cash. All warrants are exercisable for 5 years. The 205,332 shares were issued on September 25, 2007.

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

On July 2, 2007, we issued 17,000 common stock purchase warrants (Series B) to an entity as part of a license agreement. The Series B warrants are exercisable for cash for a period of 5 years at an exercise price of $1.00 per share and vest immediately. We believe that the issuances of the warrants were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to his investment decision.

On September 25, 2007, we issued a total of 1,137,791 shares of common stock to various individuals for investments that were received through June 30, 2007.

On September 25, 2007, we issued 10,000 shares of common stock to an individual in error. We are working with our transfer agent to resolve the issue and once we receive the stock certificate back we will cancel the shares. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

On September 25, 2007, we issued 356,932 shares of common stock to an individual for services rendered. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to his investment decision.

On September 25, 2007, we issued 7,000 shares of common stock to an entity for accounting services rendered. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to his investment decision.

On September 25, 2007, we issued 25,000 shares of common stock to an entity for legal services rendered. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to his investment decision.

On September 25, 2007, we issued 110,000 shares of common stock to Jugular, Inc. pursuant to the amendment of license agreement dated July 2, 2007. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to his investment decision.

Subsequent Issuances

Subsequent to the quarter ended September 30, 2007, we sold 210,332 units consisting of 210,332 shares of common stock, 210,332 series A warrants (exercise price of $0.75 per share), 210,332 series B warrants (exercise price of $1.00 per share) and 210,332 series C warrants (exercise price of $1.25 per share) to 5 accredited investors for a total purchase price of $157,750, all of which was paid in cash. All warrants are exercisable for 5 years. As of the date of this filing, the shares have not been issued.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

10.9	Executive Employment Agreement- Peter Cunningham dated August 31, 2007	X

10.10	Executive Employment Agreement- Joseph Cunningham dated August 31, 2007	X

10.11	Executive Employment Agreement- Hao Zhang dated August 31, 2007	X

10.12	Compensation Pool Plan	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Audit Committee Charter		10-KSB	3/31/07	99.1	7/06/07

99.2	Compensation Committee Charter		10-KSB	3/31/07	99.2	7/06/07

99.3	Code of Ethics for Directors		10-KSB	3/31/07	99.3	7/06/07

99.4	Code of Ethics for the Chairman, Chief Executive Officer, and Senior Financial Officers		10-KSB	3/31/07	99.4	7/06/07

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMA PHARMACEUTICALS INC.

(Registrant)

By: /s/Joseph Cunningham
Joseph Cunningham, Chief Financial Officer
(On behalf of the registrant and as
principal financial officer)

Date: November 14, 2007