Form 10QSB
period 2007-12-31
Gamma Pharmaceuticals Inc
filed 2008-02-19
CIK 904146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on February 13, 2008, was 15,603,635 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$25,560	$160,664
Accounts receivable	45,695	-
Inventory	11,427	7,325
Prepaid expenses	23,474	24,500
Total current assets	106,156	192,489

Fixed assets, net	20,247	2,294
Intangible assets	6,753,840	5,982,650

	$6,880,243	$6,177,433

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expense	$188,784	$142,454
Payable to related parties	-	24,378
Accrued compensation	444,029	233,152
Accrued payroll taxes	26,188	-
Current portion of long term notes payable, net	164,441	-
Total current liabilities	823,442	399,984

Long term liabilities:
Notes payable, net	612,486	-
Total long term liabilities	612,486	-

	1,435,928	399,984

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 15,603,635 and 12,382,334 shares issued and outstanding
at December 31, 2007 and March 31, 2007, respectively	15,604	12,382
Additional paid in capital	10,509,097	8,113,772
Stock payable, net of offering costs	7,500	260,500
Accumulated deficit	(255,321)	(255,321)
Accumulated deficit after re-entry into development stage	(4,832,565)	(2,353,884)
	5,444,315	5,777,449

	$6,880,243	$6,177,433

See notes to consolidated financial statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					For the period
					after re-entry into
					development stage
					(April 15, 2006)
	For the three months ended		For the nine months ended		through
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007

Income	$96,407	$-	$99,066	$-	$99,066

Cost of goods sold	92,509	-	101,862	-	101,862

Gross profit (loss)	3,898	-	(2,796)	-	(2,796)

Expenses:
General and administrative expenses	1,258,996	191,907	2,475,885	1,013,936	4,829,769
Total expenses	1,258,996	191,907	2,475,885	1,013,936	4,829,769

(Loss) before provision for income taxes	(1,255,098)	(191,907)	(2,478,681)	(1,013,936)	(4,832,565)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(1,255,098)	$(191,907)	$(2,478,681)	$(1,013,936)	$(4,832,565)

Weighted average number of common
shares outstanding - basic and fully diluted	14,443,045	10,926,536	13,121,753	10,250,180

Net (loss) per share - basic and fully diluted	$(0.09)	$(0.02)	$(0.19)	$(0.10)

See notes to consolidated financial statements.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			For the period
			after re-entry into
			development stage
			(April 15, 2006)
	For the nine months ended		through
	December 31,		December 31,
	2007	2006	2007

Cash flows from operating activities
Net (loss)	$(2,478,681)	$(1,013,936)	$(4,832,565)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and amortization	153,926	229	154,385
Shares issued for services	940,136	244,291	2,174,754
Shares issued for charitable donation	187,500	-	187,500
Shares issued for exercise of options	-	-	133,455
Amortization of debt discount	17,217	-	17,217
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(45,695)	-	(45,695)
(Increase) in inventory	(4,102)	(8,548)	(11,427)
Decrease (increase) in prepaid expenses	1,026	(14,500)	(23,474)
Increase in accounts payable and related party payable	21,952	74,853	168,079
Increase in accrued compensation	210,877	213,725	444,029
Increase in accrued payroll taxes	26,188	-	26,188
Net cash (used) by operating activities	(969,656)	(503,886)	(1,607,554)

Cash flows from investing activities
Purchase of fixed assets	(22,673)	(2,752)	(25,426)
Purchase of intangible assets	(32,000)	(31,400)	(63,400)
Net cash (used) by investing activities	(54,673)	(34,152)	(88,826)

Cash flows from financing activities
Proceeds from sale of common stock	926,725	561,001	1,698,225
Principal payments on notes payable	(37,500)	-	(37,500)
Net cash provided by financing activities	889,225	561,001	1,660,725

Net increase (decrease) in cash	(135,104)	22,963	(35,655)
Cash - beginning	160,664	61,215	61,215
Cash - ending	$25,560	$84,178	$25,560

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Acquisition of intangible assets:
Issuance of common stock & warrants	$91,186	$5,951,250	$6,042,436
Present value of future minimum payments	$797,211	$-	$797,211

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

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as December 31, 2007.

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2007, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 to 15 years and will be reviewed annually for impairment. Amortization will recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once production begins and the related revenues are recorded.

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

Revenue recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Concentrations

In 2007, the largest customer accounted for 97% of sales and 100% of accounts receivable.

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

Note 3: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $2,479,000 for the nine months ended December 31, 2007, with an accumulated loss of approximately $5,088,000. The Company’s current liabilities exceed its current assets by $717,286 as of December 31, 2007.

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

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

Management’s plan, in this regard, is to raise financing of approximately $7,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

Note 4: Inventory

Inventories consisted of the following:

December 31,
2007
Finished goods	$ 7,325
Work-in-process	-
Raw materials	4,102
Total	$ 11,427

Note 5: Prepaid Expenses

As of December 31, 2007, the Company had $23,474 in prepaid expenses. The prepaid expenses relate to insurance.

Note 6: Fixed Assets

Fixed assets as of consisted of the following:

December 31,
2007
Computer equipment	$ 11,513
Equipment	12,825
Furniture and fixtures	1,087
Accumulated depreciation	(5,178)
$ 20,247

During the nine months ended December 31, 2007 and 2006, the Company recorded depreciation expense of $4,720 and $229, respectively.

Note 7: Intangible Assets

On April 7, 2006, the Company entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and nutriceutical products and personal care products. The

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently being marketed by other companies. The Company issued 9,045,900 shares of common stock under the Technology Transfer Agreement is recorded at the estimated fair value of the Transferred Technology totaling $5,951,250 and is included as an intangible asset on the balance sheet at December 31, 2007.

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

On July 2, 2007, the Company amended its license agreement with Jugular, Inc. to expand the scope of product lines. Additionally, on August 29, 2007, the Company amended the license agreement and increased the term to 15 years with an automatic renewal for 5 year terms if the Company meets the minimum sales requirements. As part of the amendments to the license agreement, the Company agreed to issue a total of 110,000 shares of common stock, 17,000 warrants and $15,000 to be paid in cash. The warrants shall be exercisable at any time until August 29, 2012 at a price of $1.00 per share. As of December 31, 2007, the Company issued the shares of common stock, warrants and paid the cash of $15,000. The Company is obligated to pay minimum guaranteed quarterly payments totaling $1,035,144 over a period of four years. The present value of the total payments is $797,211 and the Company has capitalized this cost and recorded a long term note payable. The Company has imputed interest at approximately 12% per annum and will amortize the interest over the four year period. During the nine months ended December 31, 2007, the Company recorded interest expense totaling $17,216 and paid $37,500 in guaranteed payments to Jugular, Inc. The total value of the amendments to the license agreement is $1,141,330.

During the nine months ended December 31, 2007 and 2006, the Company recorded amortization expense of $149,206 and $0, respectively.

Note 8: Long Term Liabilities

On August 29, 2007, the Company amended its license agreement with Jugular, Inc. and is required to pay guaranteed quarterly payments totaling $1,035,144 over a period of four years. There is no stated interest rate and the Company has imputed interest at approximately 12% per annum and will amortize the debt discount of $237,933 over the life of the debt.

December 31, 2007
Long term liability related to the license agreement with Jugular	$ 997,644
Debt discount	(220,717)

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

Long term liability, net	$ 776,927

Current portion, net	$ 164,441
Long term portion, net	$ 612,486

Future maturities of long-term debt are as follows as of December 31, 2007:

FYE 03/31/08	$ 32,948
FYE 03/31/09	$ 197,091
FYE 03/31/10	$ 290,298
FYE 03/31/11	$ 318,205
FYE 03/31/12	$ 159,103

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

On January 31, 2007 the Company appointed Westminster Securities Corp of New York to assist the Company in raising additional equity capital and to provide on-going corporate finance and capital market support activity. The Company and Westminster have entered into a two-year agreement whereby Westminster is to be paid $8,000 per month after a minimum of $2 million has been raised. Effective January 11, 2008, the agreement with Westminster was terminated.

As of December 31, 2007, the Company has not yet utilized the financing facilities discussed above. The debt financing facilities, as described above, remain available to the Company on a stand-by basis.

Note 9: Equity

Effective May 15, 2006, the Company declared a stock dividend of 18 shares for each share of its common stock which has the effect of a 19 for one stock split, resulting in 10,071,000 shares of common stock issued and outstanding. The stock split has been reflected in the accompanying financial statements by retroactively restating all shares and per share amounts.

The Company is currently raising funds via private placement (the “August 2006 Private Placement”). Each unit consists of one share of common stock, one Series A warrant, one Series B warrant and one Series C warrant and is sold at $0.75 per unit. The warrants were sold in three series and expire in 5 years. The Series A warrants are exercisable for cash at an exercise price of $0.75 per share. The Series B warrants are exercisable for cash at an exercise price of $1.00 per share. The Series C warrants are exercisable for cash at an exercise price of $1.25 per share. The warrants vest immediately upon issuance. The exercise prices of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock at a per share price less than the exercise price of the warrants. The

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

Company anticipates using these proceeds to commence implementation of the Company’s growth strategy and for general working capital purposes.

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

On April 2, 2007, the Company sold 34,000 shares of our common stock and 102,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $25,000 for the common stock and up to $102,000 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On April 4, 2007, the Company sold 33,333 shares of our common stock and 99,999 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $25,000 for the common stock and up to $99,999 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On April 9, 2007, the Company sold 260,333 shares of our common stock and 780,999 common stock purchase warrants to five accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $195,250 for the common stock and up to $780,999 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On April 12, 2007, the Company sold 13,333 shares of our common stock and 39,999 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $10,000 for the common stock and up to $39,999 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

On April 27, 2007, the Company sold 13,300 shares of our common stock and 39,900 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $9,975 for the common stock and up to $39,900 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On April 30, 2007, the Company sold 141,667 shares of our common stock and 425,001 common stock purchase warrants to two accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $106,520 for the common stock and up to $425,001 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On May 4, 2007, the Company sold 67,000 shares of our common stock and 201,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,250 for the common stock and up to $201,000 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On May 7, 2007, the Company sold 133,333 shares of our common stock and 399,999 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $100,000 for the common stock and up to $399,999 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On May 8, 2007, the Company sold 13,400 shares of our common stock and 40,200 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $10,050 for the common stock and up to $40,200 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On May 9, 2007, the Company issued 8,540 common stock purchase warrants and $25,620 in cash to an entity as a commission related to the recent sales of equity. The Series A warrants are exercisable for cash for a period of 5 years at an exercise price of $0.75 per share and vest immediately. The warrants and cash are considered offering costs and were netted against the proceeds and recorded in additional paid in capital. During the nine months ended December 31, 2007, the warrants have been issued.

On May 10, 2007, the Company sold 80,400 shares of our common stock and 241,200 common stock purchase warrants to two accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

above). The gross proceeds from the sale were $60,300 for the common stock and up to $241,200 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On July 2, 2007, the Company sold 26,666 shares of our common stock and 79,995 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $20,000 for the common stock and up to $79,995 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On July 2, 2007, the Company issued 14,000 common stock purchase warrants to an entity as part of a license agreement. The Series B warrants are exercisable for cash for a period of 5 years at an exercise price of $1.00 per share and vest immediately. During the nine months ended December 31, 2007, the warrants have been issued.

On August 14, 2007, the Company sold 52,000 shares of our common stock and 156,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $39,000 for the common stock and up to $156,000 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On August 15, 2007, the Company sold 33,333 shares of our common stock and 99,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $25,000 for the common stock and up to $99,000 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On August 30, 2007, the Company sold 80,000 shares of our common stock and 240,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $60,000 for the common stock and up to $240,000 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

On September 17, 2007, the Company sold 13,333 shares of our common stock and 39,999 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $10,000 for the common stock and up to $39,999 should all of the warrants be exercised for cash. During the nine months ended December 31, 2007, the shares and warrants have been issued.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

On September 25, 2007, the Company issued a total of 1,137,791 shares of common stock to various individuals for investments that were received through June 30, 2007 and decreased the amount in stock payable.

On September 25, 2007, the Company issued 10,000 shares of common stock to an individual in error. The Company is working with their transfer agent to resolve the issue and once the stock certificate is received the Company will cancel the shares. During the nine months ended December 31, 2007, the Company cancelled the shares.

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

On October 3, 2007, the Company sold and issued 4,666 shares of our common stock and 13,998 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $3,500 for the common stock and up to $13,998 should all of the warrants be exercised for cash.

On October 4, 2007, the Company sold and issued 66,666 shares of our common stock and 199,998 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,000 for the common stock and up to $199,998 should all of the warrants be exercised for cash.

On October 5, 2007, the Company sold and issued 46,666 shares of our common stock and 139,998 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $35,000 for the common stock and up to $139,998 should all of the warrants be exercised for cash.

On October 9, 2007, the Company sold and issued 66,666 shares of our common stock and 199,998 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $50,000 for the common stock and up to $199,998 should all of the warrants be exercised for cash.

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

On October 15, 2007, the Company sold 10,000 shares of our common stock and 30,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $7,500 for the common stock and up to $30,000 should all of the warrants be exercised for cash. As of December 31, 2007, the shares have not been issued and are recorded in stock payable. The warrant certificates have been issued and are reflected in the warrant disclosures.

On December 6, 2007, the Company sold and issued 80,000 shares of our common stock and 240,000 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $60,000 for the common stock and up to $240,000 should all of the warrants be exercised for cash.

On December 31, 2007, the Company issued 500,000 shares of common stock to an individual, who was a former officer of the Company, for consulting services rendered. The shares were valued at the fair market value of the stock at $375,000.

On December 31, 2007, the Company issued 250,000 shares of common stock to a charitable organization, which is managed by a former officer of the Company, as a charitable donation. The shares were valued at the fair market value of the stock at $187,500.

As of December 31, 2007, the Company cancelled 10,000 shares of common stock which was issued in error in September 2007.

On December 31, 2007, the Company issued a total of 364,582 shares of common stock to three individuals who are officers and directors of the Company. The shares were valued at the fair market value of the stock at $273,437. The shares are from an award that was declared for the quarter ended September 30, 2007 from the executive variable compensation pool plan.

Note 10: Stock Warrants

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2007 and changes during the nine months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at March 31, 2007	2,443,998	$ 1.00
Granted	3,829,405	$ 1.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at December 31, 2007	6,273,403	$ 1.00

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

Warrants exercisable at March 31, 2007	2,443,998	$ 1.00
Warrants exercisable at December 31, 2007	6,273,403	$ 1.00

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2007:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.75	2,091,161	3.54	$ 0.75
$ 1.00	2,099,621	3.54	$ 1.00
$ 1.25	2,082,621	3.54	$ 1.25
	6,273,403	3.54	$ 1.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.75	2,091,161	$ 0.75
$ 1.00	2,099,621	$ 1.00
$ 1.25	2,082,621	$ 1.25
	6,273,403	$ 1.00

Note 11: Related Party Transactions

On August 30, 2007, the Company established an executive variable compensation pool plan. The maximum award amounts vary per quarter and in some quarters are based on a percentage of net revenue. The plan is administered by the Chief Executive Officer (CEO). At the end of each quarter the CEO will determine the amount of the award and whether it will be paid in cash or shares of common stock.

During the quarter ended September 30, 2007, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $273,437 to be paid in shares of common stock to the executives. The difference of $36,063 will be rolled over to the variable compensation pool plan for the next quarter. As of December 31, 2007, the Company issued 364,582 shares of common stock valued at $273,437.

During the quarter ended December 31, 2007, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $84,375 to be paid in shares of

Gamma Pharmaceuticals Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

(Unaudited)

common stock and $75,000 in cash to the executives. The difference of $159,375 will be rolled over to the variable compensation pool plan for the next quarter. As of December 31, 2007, the shares have not been issued and the cash was not paid and are recorded as accrued executive compensation.

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

As of December 31, 2007, the Company owed a total of $444,029 to the officers of the Company for accrued salaries.

Note 12: Subsequent Events

Sale of Equity

During the month ended January 31, 2008, the Company received a total of $170,000 from investors for a total of 226,666 shares of common stock and 679,998 warrants.

Investor Relations Agreement

On January 1, 2008, the Company entered into an investor relations agreement with Madden Consulting, Inc., wherein Madden agreed to perform certain consulting services regarding all phases of investor relations including broker/dealer relations for the Company. The Company agreed to compensate Madden with 300,000 shares of its restricted common stock (150,000 shares to be issued before February 28, 2008 and the remaining 150,000 shares will be issued on April 1, 2008), 50,000 warrants to purchase shares of our restricted common stock at $0.75 per share, exercisable until January 1, 2013 and 150,000 warrants to purchase shares of our restricted common stock at $1.50 per share, exercisable until January 1, 2013. The term of the agreement began on January 1, 2008 and will continue for two years.

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

Our current cash balance ($25,560 at December 31, 2007) is not adequate to continue our planed operations for the remainder of the fiscal year. Further, in order to compete in this or any other new business opportunity and additional cash infusion will be required. Without an additional cash infusion we will very quickly deplete our current cash reserves.

In our third quarter ended December 31, 2007, we shipped our first products. Sales have been made to a major national retail account for a product utilizing Gamma's proprietary Gel Technology, in a gumdrop product form. During our last quarter ended September 30, 2007, we launched our Product Distributor / Broker Management Program.  Agreements have been signed that establish Gamma's national network of product brokers and distributors in the United States.  We have appointed a consultant to supervise product distribution and field promotion activities in the US.

On December 24, 2007, our common stock began trading on the Financial Industry Regulatory Authority's (FINRA) Over-the-Counter Bulletin Board under the symbol GMPM.OB.

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

Results of Operations for the three months and nine months ended December 31, 2007.

During the quarter ended December 31, 2007, we completed the development of certain product lines and began shipping products to a major U.S. based retail account. We also completed the development of other product lines and we are in the process of commencing product sales of these product lines both in the United States and in China. Our initial focus is on selling products in the Lifestyle of Health & Sustainability ("LOHAS") marketplace and in the Energy Supplement Market. Our operations to date have been largely limited to product and process development and assembling our overall marketing profile for our master brands. We have successfully sought and will continue to seek financing opportunities to fund our development and to support our marketing programs and the commercialization of our product lines.

Revenues for the three months ended December 31, 2007 were $96,407 compared to $0 for the same period in 2006. Revenues for the nine months ended December 31, 2007 were $99,066 compared to $0 for the same period in 2006. We anticipate continued growth in revenue as a result of having completed certain products and having commenced their commercialization.

Cost of goods sold were $92,509 for the three months ended December 31, 2007 and $101,862 for the nine months ended December 31, 2007. For the nine months ended cost of goods sold exceeded our revenues due to the small sample size batch run manufactured by our OEM manufacturer and the associated packaging expenses. During the three months ended the Company operated a gross profit due to the larger size batch run and consolidated its manufacturing process.

Our expenses to date have consisted principally of general and administrative costs. We expect these costs to increase as we proceed with our operational plans. Total expenses for the three months ended December 31, 2007 was $1,258,996 compared to $191,907 for the same period in 2006, mainly due to the increase in executive compensation that was awarded in accordance with the variable compensation pool plan and the increase in stock based consulting services to an individual. We had a net loss for the same periods of $1,255,098 and $191,907 and $0.09 and $0.02 per share, respectively. Total expenses for the nine months ended December 31, 2007 was $2,475,885 compared to $1,013,936 for the same period in 2006. The net loss for the nine month periods ended December 31, 2007 and 2006 were $2,478,681 and $1,013,936 or $0.19 and $0.10 per share, respectively.

Operation Plan

Our Growth Strategy

Our strategy has been focused initially on developing, marketing and selling products in the LOHAS marketplace and in the Energy Supplement Market in greater China and the United States. LOHAS is a term popularized by the Natural Marketing Institute for the American Botanical Council as well as others industry opinion leaders. The LOHAS market is an identifiable consumer category. In the LOHAS category, there are found high growth sub-segments of selected vitamins and nutriceuticals, over-the-counter ("OTC") pharmaceutical products, and personal care products. We believe that these categories of the LOHAS market are fast developing, in both Greater China and the United States. We further believe that the Greater China market offers the fastest path to grow revenues and achieve profitability in this business.

In China, the economy has grown between 8% and 10% in each year of this decade. According to the Boston Consulting Group, annual revenues of the Chinese pharmaceuticals market are expected to reach $25bn by 2010, marking China the 5th largest pharmaceuticals market in the world. Expenditures on health supplements for health maintenance and disease prevention were estimated to have been approximately $6.45bn in 2006 and are expected to double to approximately $13bn by 2010 according to a report entitled, The Health Food / Dietary Supplements Market in China, published by the Commercial Services Unit of the US Embassy, Beijing. In the United States, LOHAS is the fastest growing market in the nutritional supplement category, and according to research reports from The National Marketing Institute, 68 million Americans are LOHAS consumers. Consumer spending by LOHAS consumers was estimated to have been $118bn on personal health products in 2005. According to the LOHAS Market Review, the U.S. LOHAS market grew by approximately 1% new joiners and 10% new spending per year. At that level of spending, the wellness products category accounts for approximately 25% of the spending amongst the LOHAS consumer category.

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

On July 2, 2007, we amended our license agreement with Jugular, Inc. to expand the scope of product lines. Additionally, on August 29, 2007, we amended the license agreement to increase the term to 15 years with an automatic renewal for 5 year terms if we meet the minimum sales requirements. Pursuant to the July 2, 2007 amendment to the license agreement, we are required to pay guaranteed quarterly payments totaling $1,035,144 over a period of four years. There is no stated interest rate and the Company has imputed interest at approximately 12% per annum and will amortize the debt discount of $237,933 over the life of the debt. Additionally, we agreed to issue a total of 110,000 shares of common stock, 17,000 warrants and $15,000 to be paid in cash. The warrants shall be exercisable at any time until August 29, 2012 at a price of $1.00 per share. As of September 30, 2007, we issued the shares of common stock, paid the cash of $15,000, and issued the warrant on December 3, 2007 effective as of July 1, 2008.

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

As of December 31, 2007, we continued to use equity sales and debt financing to provide the capital we need to run our business. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. For the three months ended December 31, 2007, we successfully raised $206,000 by way of a private placement. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2007.

December 31, 2007	March 31, 2007	Increase / (Decrease)
		$	%

Current Assets	$ 106,156	$ 192,489	$ (86,333)	(45%)

Current Liabilities	$ 823,442	$ 399,984	$ 423,458	106%

Working Capital (deficit)	$ (717,286)	$ (207,495)	$ (509,791)	(246%)

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

On January 31, 2007, we appointed Westminster Securities Corp of New York to assist us in raising additional equity capital and to provide on-going corporate finance and capital market support activity. The term of the agreement was for 2 years expiring on January 30,

2009. We agreed to pay Westminster $8,000 per month after a minimum of $2 million has been raised. Effective January 11, 2008, the agreement with Westminster was terminated.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2007, our cash balance was $25,560. Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Critical Accounting Policies

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2007, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 to 15 years and will be reviewed annually for impairment. Amortization will recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once production begins and the related revenues are recorded.

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

Amendment to Consulting Agreement

On December 31, 2007, we executed an amendment to the consulting agreement with Allen F. Campbell dated August 1, 2006, wherein Mr. Campbell agreed to continue consulting services for the Company. Pursuant to the amendment we agreed to issue 500,000 shares of our restricted common stock to Mr. Campbell as a bonus for his dedication and quality services. The 500,000 shares were issued on December 31, 2007.

Investor Relations Agreement

Madden Consulting, Inc. On January 1, 2008, we entered into an investor relations agreement with Madden Consulting, Inc., wherein Madden agreed to perform certain consulting services regarding all phases of our investor relation including broker/dealer relations for the Company. We agreed to compensate Madden with 300,000 shares of our restricted common stock (150,000 shares to be issued before February 28, 2008 and the remaining 150,000 shares will be issued on April 1, 2008), 50,000 warrants to purchase shares of our restricted common stock at $0.75 per share, exercisable until January 1, 2013 and 150,000 warrants to purchase shares of our restricted common stock at $1.50 per share, exercisable until January 1, 2013. The term of the agreement began on January 1, 2007 and will continue for two years.

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

In the quarter ended December 31, 2007, we began generating revenues from operations. Although we intend to develop, market and sell products in the health and nutritional supplement marketplace, there is nothing at this time on which to base an assumption that our new business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our business plan, the level of our competition and our ability to attract and maintain key management and employees.

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

As of December 31, 2007, we had approximately $25,560 in cash. Our management plans to raise additional equity capital to begin executing our business plan, but there can be no assurance that we will be able to raise such funds. Even if we are able to raise additional capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

We expect that the majority of our China sales will be denominated in Renminbi and our domestic sales will be denominated primarily in U.S. dollars. In addition, we expect to incur a portion of our cost of sales in Euros, U.S. dollars, Australian Dollars and Canadian Dollars in the course of our purchase of imported production equipment and raw materials. Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People's Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable. However, starting from July 21, 2005, the PRC government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. As a result, the Renminbi is no longer directly pegged to the U.S. dollar. The exchange rate of the U.S. dollar against the Renminbi was adjusted from approximately RMB8.28 per U.S. dollar on July 20, 2005 to RMB7.20 per U.S. dollar on February 13, 2008. The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Gamma; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Gamma are being made only in accordance with authorizations of management and directors of Gamma, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Gamma's assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. This individual caused the development of our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between October 2007 and December 31, 2007, we sold 274,664 units consisting of 274,664 shares of common stock, 264,664 series A warrants (exercise price of $0.75 per share), 274,664 series B warrants (exercise price of $1.00 per share) and 274,664 series C warrants (exercise price of $1.25 per share) to 6 accredited investors for a total purchase price of $206,000, all of which was paid in cash. All warrants are exercisable for 5 years. As of December 31, 2007, the 274,664 shares were issued.

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

On December 31, 2007 2008, we issued a total of 364,582 shares of our restricted common stock to our three officers and directors (pursuant to an award that was declared for the quarter ended September 30, 2007 from the executive variable compensation pool plan) as follows:

Name	No. of Shares
Peter W. Cunningham	156,250
Joseph Cunningham	104,166
Hao Zhang	104,166

On December 31, 2007, we issued 500,000 shares of our restricted common stock to Alan Campbell as a bonus pursuant to the amendment to consulting agreement dated December 31, 2007. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to his investment decision.

On December 31, 2007, we issued 250,000 shares of our restricted common stock to Starglo Institute as a charitable donation. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to his investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On December 24, 2007, our common stock began trading on the Financial Industry Regulatory Authority's (FINRA) Over-the-Counter Bulletin Board under the symbol GMPM.OB.

Item 6.	Exhibits.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

10.9	Executive Employment Agreement- Peter Cunningham dated August 31, 2007		10-QSB	9/30/07	10.9	11/14/07

10.10	Executive Employment Agreement- Joseph Cunningham dated August 31, 2007		10-QSB	9/30/07	10.10	11/14/07

10.11	Executive Employment Agreement- Hao Zhang dated August 31, 2007		10-QSB	9/30/07	10.11	11/14/07

10.12	Compensation Pool Plan		10-QSB	9/30/07	10.12	11/14/07

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Audit Committee Charter		10-KSB	3/31/07	99.1	7/06/07

99.2	Compensation Committee Charter		10-KSB	3/31/07	99.2	7/06/07

99.3	Code of Ethics for Directors		10-KSB	3/31/07	99.3	7/06/07

99.4	Code of Ethics for the Chairman, Chief Executive Officer, and Senior Financial Officers		10-KSB	3/31/07	99.4	7/06/07

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMA PHARMACEUTICALS INC.

(Registrant)

By:/s/Joseph Cunningham
Joseph Cunningham, Chief Financial Officer
(On behalf of the registrant and as
principal financial officer)

Date: February 19, 2008