Form 10-K
period 2008-03-31
Gamma Pharmaceuticals Inc
filed 2008-07-16
CIK 904146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-61892

GAMMA PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1235452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7477 W. Lake Mead Blvd., Suite 170
Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(702) 989-5262

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 690

San Diego, CA 92101

(619) 704-1310

Fax (619) 704-0556

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (Calculated as of June 30, 2008, the most recently completed first fiscal quarter because the Registrant did not begin trading until December 24, 2007): $12,914,281

The number of shares of Common Stock, $0.001 par value, outstanding on July 15, 2008 was 18,571,908 shares.

GAMMA PHARMACEUTICALS INC.

FOR THE FISCAL YEAR ENDED

MARCH 31, 2008

Index to Report

on Form 10-K

PART II

PART III

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

Technology Transfer Agreement

On April 7, 2006, we entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") with Mr. Peter Cunningham, Mr. Joseph Cunningham and Mr. Hao Zhang, our current officers and directors ("Assignors" or " Management"), pursuant to which we obtained all copyrights, trademarks, and know-how (collectively, "Transferred Technology") to a portfolio of vitamin and nutriceutical products and personal care products. The Transferred Technology is based on proprietary formulation technology, and we believe such technology represents improved versions of branded products currently being marketed by other companies. Assignors have developed a proprietary-marketing platform for (i) the Greater China (Peoples Republic of China [China], Hong Kong and Republic of China [Taiwan]) healthcare, vitamins and nutriceutical markets, over-the-counter ("OTC") pharmaceutical markets, and personal care markets and (ii) the United States vitamins and nutriceutical markets, OTC pharmaceutical markets, and personal care markets. We believe that the products, technologies and marketing platform will enable us to pursue a specialized business model for succeeding in these Greater China and United States markets.

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

In August 2006, we completed negotiations with Jugular Inc., a brand management company, for a contract to license the Jugular brand name, logo and other graphic applications for a range of the energy products. The 5-year term of the contract includes exclusive worldwide rights to the brand, proprietary ownership of any improvements and an obligation for Jugular to provide support and resources to co-enable cross-brand promotional activities and resource activities at favorable market rates to the Company.

During May 2008, the Company amended its articles in increased its authorized capital from 500,000 shares of $0.001 preferred stock to 2,000,000 shares of $0.001 preferred stock and from 20,000,000 shares of $0.001 common stock to 100,000,000 shares of $0.001 common stock.

Our Business

We are a marketing, brand management and product formulation company headquarter in Las Vegas, Nevada with a wholly-owned subsidiary company in Hong Kong and a Representative Office in Beijing the Peoples Republic of China (“PRC”). We have created, registered and branded innovative product lines of nutritional supplements, personal care products and Over-the-Counter (OTC) pharmaceuticals. Currently, our products are produced by third party manufactures and distributed in North America and Greater China. Our initial success is based on adapting our proprietary “Gel Delivery Technology®” for selected wellness products.

Through the Technology Transfer Agreement we acquired a new line of consumer goods in the vitamin and nutriceutical sector focused mainly on the greater China healthcare, vitamins and nutriceutical goods, OTC pharmaceutical, and personal care product markets and in the United States vitamins and nutriceuticals and personal care product markets. Our Management is experienced operating in the greater China and US markets and has a marketing platform and proprietary technologies that we believe will provide us with a specialized business model for use in developing a greater China consumer goods and OTC pharmaceutical business.

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

In our third quarter ended December 31, 2007, we shipped our first products. Sales have been made to a major national retail account for a product utilizing our proprietary Gel Technology, in a gumdrop product form. During our second quarter ended September 30, 2007, we launched our Product Distributor / Broker Management Program.  Agreements have been signed that establish Gamma's national network of product brokers and distributors in the United States.  We have appointed a consultant to supervise product distribution and field promotion activities in the US. We have received a broad range of interest in our products and product forms from a verity of consumer product distributors and retailers. As of March 31, 2008, we have had manufactured and have prepared to make our first shipment to China for distribution to retails stores in four major Chinese cities. We view this aspect of our business as critical to our future growth and expect the size and frequency of shipment to increase.

We have had ongoing and substantive discussions with several other large retailers in the United States and in China. Certain government organizations have expressed a strong desire to purchase our suite of energy products. We market our products under four Master Brands and also manufacture House Brands for major retail accounts. Our four brands include the following:

•	BrilliantChoice™
•	Savvy™
•	Jugular Energy Products™
•	House Brands

We market unique product forms including gel strips and gummy gels and crystal gels with each Master Brand targeting a defined consumer profile. For example, our BrilliantChoice™ brand consists mainly children’s health supplements but is targeted to complement the mother, whom we have defined as the “multi-mom”, and the person mainly responsible for the buying of children’s supplements – “Mom you’ve made a brilliant choice.” Our tagline "Go for the Jugular" is used for our Jugular Energy Products™ which are targeted towards the youth oriented market including action sports and has resonated with several other sub markets which we intend to exploit.

Our products formulation, pack sizes and other product characteristics are gaining acceptance amongst our targeted consumers. We conducted a product survey in May 2007 with over 800 prospective purchasers of our products. The study demonstrated a 90% acceptance rate amongst survey participants for product form, taste and texture with nearly all participants expressing a willingness to buy the products.

A large part of our initial product line of nutritional supplements, personal care products and OTC pharmaceutical products is based on proprietary uses of plant-based Gel technology to create innovative products. Products based on our “Gel Delivery Technology” offer, management believes, a highly desirable innovation over the typical tablets and capsules to which consumers have grown accustomed. The Gel products are the latest product forms consumers desire in the healthcare and supplement industries. Our Gel Delivery Technology will be a significant part of our marketing strategy, complete with an easily identified logo across product categories and lines to create consistent product message. Our products and Gel Delivery Technology have evolved through years of formulation and the global marketing experience of our Management.

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

On February 14, 2008, we entered into a letter agreement to acknowledge certain facts as they pertain to the License Agreement and amendments (collectively the “Agreement”) with Jugular. Pursuant to the letter agreement we agreed that the Payments of the Annual Gaurantee portion of the Agreement will be made on a quarterly basis and the payment amounts (listed in the letter agreement) will be made to Jugular regardless as to wheather or not the sales (listed in the Agreement) have been achieved.

We filed one patent application for liquid gells and gel strips and we are currently in the process of preparing applications for US patant protection for certain other product applications and evaluating certain other products and certain additional manufacturing methods for US patent protection.

On May 4, 2007, we purchased intellectual property from Peter Cunningham, an officer and director of the Company for $17,000. Additionally, Mr. Cunningham will be eligible to participate in any additional management compensation structure. We view the intellectual property as a core component of certain pending patent application.

Manufacturing

At this time, we intend to contract to manufacture our products with leading supply manufacturers in North America and in greater China. We believe that this is a lower-risk strategy and will preserve capital investment particularly during the next 12-18 month period. We believe that there is a surplus of manufacturing capacity for our products in China and in the United States and as such, pricing pressure may result in manufacturers allowing for price concessions, providing us additional support for managing our gross margins. We will aim to diversify our manufacturing where possible so not to become overly dependent on any one manufacturing group. Our Management has worked with several manufacturing groups in the past and we believe the relationship with these groups will help us to quickly organize our manufacturing resources.

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

Employees

We have six full-time employees and utilize a varying number of contracted consultant and professional service organizations to fulfill certain functional undertakings and to support the development and commercialization of our various product lines. We intend to hire additional full time employees to fill specific functions in our organization as our operations expand. We will also hire part-time or independent contractors in connection with certain projects in Greater China and the United States. We expect to have full-time-equivalent employees working directly for our distributors, manufacturers, and advertising and public relations agencies. We will vary employment as product demand dictates.

Consulting Agreements

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

Ronald Balducci. On October 23, 2007, we entered into a Consulting Agreement with Ronald Balducci, wherein Mr. Balducci agreed to undertake certain administrative and office work as it relates to our market development, product development, geographic distribution (including Asia) and corporate finance matters. We agreed to compensate Mr. Balducci with $2,500 per month and in addition to the dollar compensation, Mr. Balducci may receive equity shares of the Company. The term of the agreement is on a month-to-month basis and commenced on October 23, 2007.

Marketing Support Agreement

On October 11, 2007, we entered into a Marketing Support Agreement with Innovative Health Solutions, Inc. (the “Consultants”), wherein the Consultants agreed to provide the Company with services sufficient to achieve our target sales by selling certain of our products within the Territory (which includes all military connected installations and activities including all U.S. military ports and ships at sea). Pursuant to the agreement we agreed to pay the Consultants: (1) 5% commission payable on collection of receivables from the buyers in the Territory, payable quarterly; (2) 1% commission (finders fee) payable on collection of receivables from referred buyers in the Territory for a period of no more than 6 months from the start of sales to the referred buyers; and (3) 1% commission payable upon achievement of the sales forecast for each quarter, payable quarterly. The 1% finders fee may be replaced with 100,000 shares of common stock (100,000 shares were issued to the Consultants on April 9, 2008 and were registered on Form S-8 filed with the SEC on June 16, 2008). Additionally, the

Consultants have the option of receiving payment of the 5% commission and the 1% performance bonus in cash or as shares or as a combination of cash and shares up to the value of 5% plus 1% of quarterly sales value. The term of the agreement is for 2 years, beginning on October 11, 2007 and terminating on October 10, 2010.

Brokerage Agreement

On October 1, 2007, we entered into a Brokerage Agreement with Business World Management, Inc., wherein Mr. Ezra Cummings, President of Business World (the “Broker”), agreed to provide the Company with broker services to achieve our target sales by selling certain of our products within the Territory (which includes all military connected installations and activities including all U.S. military ports and ships at sea). Pursuant to the agreement we agreed to pay the Broker: (1) 5% commission payable on collection of receivables from the buyers in the Territory, payable quarterly; (2) 1% commission (finders fee) payable on collection of receivables from referred buyers in the Territory for a period of no more than 6 months from the start of sales to the referred buyers; and (3) 1% commission payable upon achievement of the sales forecast for each quarter, payable quarterly. The 1% finders fee may be replaced with 80,000 shares of common stock (the 80,000 shares were issued to the Broker on April 9, 2008 and were registered on Form S-8 filed with the SEC on June 16, 2008). Additionally, the Broker has the option of receiving payment of the 5% commission and the 1% performance bonus in cash or as shares or as a combination of cash and shares up to the value of 5% plus 1% of quarterly sales value. The term of the agreement is for 2 years, beginning on October 1, 2007 and terminating on September 30, 2010.

Advisory Agreement

On May 30, 2007, we entered into an Advisory Agreement with Ezra Cummings, wherein Mr. Cummings agreed to be a member of the Company’s Corporate Advisory Board. Pursuant to the agreement we agreed to issue 20,000 shares of our common stock and an option to purchase 20,000 shares of our common stock to Mr. Cummings as compensation for his services. The 20,000 shares of common stock were issued to Mr. Cummings on April 9, 2008 and were registered on Form S-8 filed with the SEC on June 16, 2008. As of March 31, 2008, the 20,000 options have not been granted to Mr. Cummings. The term of the agreement began on May 30, 2007 and will terminate on May 29, 2009.

Investor Relations Agreement

Madden Consulting, Inc. On January 1, 2008, we entered into an investor relations agreement with Madden Consulting, Inc., wherein Madden agreed to perform certain consulting services regarding all phases of our investor relation including broker/dealer relations for the Company. We agreed to compensate Madden with 300,000 shares of our restricted common stock (150,000 shares to be issued before February 28, 2008 and the remaining 150,000 shares will not be issued pursuant to the termination of the agreement in March 2008), 50,000 warrants to purchase shares of our restricted common stock at $0.75 per share, exercisable until January 1, 2013 and 150,000 warrants to purchase shares of our restricted common stock at $1.50 per share, exercisable until January 1, 2013 (the warrants were not delivered and will not be delivered pursuant to the termination of the agreement in March 2008). In March 2008, we terminated our agreement with Madden with cause. To date we have issued 150,000 shares. We have no further obligation to Madden at this time.

Marketing Support Agreement

On April 1, 2008, we entered into a Marketing Support Agreement with Gary Reeves, wherein Mr. Reeves agreed to provide the Company with services to achieve our target sales by selling certain of our products within the Territory (territory to be agreed between the parties from time to time). Pursuant to the agreement we agreed to pay Mr. Reeves: (1) 5% commission payable on collection of receivables from the buyers in the Territory, payable quarterly; (2) 1% commission (finders fee) payable on collection of receivables from referred buyers in the Territory for a period of no more than 6 months from the start of sales to the referred buyers; and (3) 1% commission payable upon achievement of the sales forecast for each quarter, payable quarterly. The 1% finders fee may be replaced with 100,000 shares of common stock (issued to Mr. Reeves on April 9, 2008 and were registered on Form S-8 filed with the SEC on June 16, 2008). We will pay Mr. Reeves on a limited basis as follows: (a) not to exceed $4,000 monthly, (b) monthly payments will be made until commission structure on the incremental net sales generates a payment to Mr. Reeves of $4,000 in a period first day of month until last day of month, and (c) As incremental net sales generate commission higher than zero but not yet achieving $4,000, compensation will be paid using the formula $4,000 less commission earned and or attributable to a month defined as a period first day of month until last day of month = compensation due and payable. Additionally, Mr. Reeves has the option of receiving payment of the 5% commission and the 1% performance bonus in cash or as shares or as a combination of cash and shares up to the value of 5% plus 1% of quarterly sales value. The term of the agreement is for 2 years, beginning on April 1, 2008 and terminating on March 30, 2010.

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

ITEM 1A.	RISK FACTORS

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

As of March 31, 2008, we had $71,209 in cash. Our management plans to raise additional equity capital to begin executing our business plan, but there can be no assurance that we will be able to raise such funds. Even if we are able to raise additional capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

Our certificate of incorporation has authorized issuance of up to 2,000,000 shares of preferred stock ("Preferred Stock") in the discretion of its board of directors. Any undesignated shares of Preferred Stock may be issued by our board of directors; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such Preferred Stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers.

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

Our principal stockholders, current executive officers and directors together beneficially own approximately 67% of our common stock. Accordingly, if acting together, these stockholders will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring stockholder approval, will prevail in matters requiring stockholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business. As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder action, including approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. See "Security Ownership of Certain Beneficial Owners and Management" for information about the ownership of common stock by our current executive officers, directors and principal stockholders.

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

We have a limited number of personnel that are required to perform various roles and duties as well as be responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 2.	PROPERTIES

Our principal executive office is located at 7477 W. Lake Mead Blvd., Las Vegas, Nevada 89128. We pay a resident agent fee of approximately $1,000 for this office. We currently maintain corporate office at 800 North Rainbow Blvd., Las Vegas, NV 89107, for which we have executed a 6 month lease on an office suite that is approximately 1,500 square feet for which we pay rent of $2,650 per month. Our registered office for our Hong Kong subsidiary is located at 3705 Bank of America Tower, 12 Harcourt Road, Central, Hong Kong. Our annual rent for this office is $1,500. Our Beijing Representative Office, Gamma Pharmaceuticals (HK) Ltd. Representative office is located at Suite 909, Everlasting Plaza, 39

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

We held our annual meeting of stockholders on May 9, 2008 for the fiscal years ended March 31, 2007 and March 31, 2008. Business conducted at the meeting included the following proposals:

1.

To elect new directors to serve until the next annual meeting or until their successors are elected and qualified; Peter Cunningham, Joseph Cunningham and Hao Zhang were re-elected to serve as the Company’s directors;

2.

To approve an amendment to Gamma’s Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 100,000,000 shares and in increase the number of authorized shares of preferred stock from 500,000 to 2,000,000 shares; and

3.	To ratify L.L. Bradford, LLC as our independent auditors.

Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on March 18, 2008, were entitled to vote. The number of outstanding shares at the time was 15,603,635 held by approximately 363 stockholders. The required quorum of stockholders was present at this meeting.

Votes on the election of a new director were as follows:

Director	For	Against	Withheld or Broker Non-Votes
Peter Cunningham	10,434,737	0	5,168,898
Joseph Cunningham	10,434,737	0	5,168,898
Hao Zhang	10,434,737	0	5,168,898

            Votes to approve an amendment to the Company’s Certificate of Incorporation to increase capitalization were as follows:

Proposal 2	For	Against	Withheld or Broker Non-Votes

Approval to increase capitalization	10,434,737	0	5,168,898

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Common Stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “GMPM”. We have been eligible to participate in the OTC Bulletin Board since December 24, 2007.

(b) Holders of Common Stock

As of July 15, 2008, we had approximately 395 stockholders of record of the 18,571,908 shares outstanding.

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

Recent Sales of Unregistered Securities

In the three months ended March 31, 2008, we sold 523,331 units consisting of 523,331 shares of common stock, 523,331 series A warrants (exercise price of $0.75 per share), 513,331 series B warrants (exercise price of $1.00 per share) and 513,331 series C warrants (exercise price of $1.25 per share) to 8 accredited investors for a total purchase price of $392,498, all of which was paid in cash. All warrants are exercisable for 5 years. The 523,331 shares were issued on April 9, 2008.

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

Subsequent Issuances

On April 9, 2008, we issued a total of 112,500 shares of our restricted common stock to our three officers and directors (pursuant to an award that was declared for the quarter ended December 31, 2007 from the executive variable compensation pool plan) as follows:

Name	No. of Shares
Peter W. Cunningham	56,250
Joseph Cunningham	28,125
Hao Zhang	28,125

On April 9, 2008, we issued 150,000 shares of our restricted common stock to Madden Consulting pursuant to his consulting agreement dated October 27, 2007. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

On April 9, 2008, we issued a total of 336,500 shares of our common stock to the following:

Name	No. of Shares	Reason
Eugene Richards	50,000	Services
Morvarid Taheripur	50,000	Services
Gary Reeves	100,000	Services
Ezra Cummings	20,000	Services
Business World Management Inc.	80,000	Services
Daniel Meaney	6,500	Services
Ronald Balducci	30,000	Services

The above 300,000 shares issued on April 9, 2008 were registered in a Registration Statement on Form S-8 filed on June 16, 2008.

On April 9, 2008, we issued 333 shares of our restricted common stock to a current investor to replace the 333 shares we inadvertently did not issue to him when he made his investment with the Company.

On May 1, 2008, we issued a total of 57,423 shares of our common stock to the following:

Name	No. of Shares	Reason
Stoecklein Law Group	50,000	Services
Accuity Financial Services	7,423	Services

The above 57,423 shares issued on May 1, 2008 were registered in a Registration Statement on Form S-8 filed on April 24, 2008.

On May 1, 2008, we issued a total of 5,000 shares of our restricted common stock for services rendered to the Company to the following service providers:

Name	No. of Shares
Liansheng Cui	3,000
Ningning Xie	2,000

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

On May 1, 2008, we issued 3,529 shares of our restricted common stock to Jugular, Inc. to cover our quarterly license fee. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

On May 1, 2008, we issued 7,423 shares of our common stock to a service provider in error. We are in the process of cancelling the 7,423 shares.

On April 24, 2008, we sold 197,500 units consisting of 197,500 shares of common stock, 197,500 series A warrants (exercise price of $0.75 per share), 197,500 series B warrants (exercise price of $1.00 per share) and 197,500 series C warrants (exercise price of $1.25 per share) to 1 accredited investor for a total purchase price of $148,125, all of which was paid in cash. All warrants are exercisable for 5 years. The 197,500 shares were issued on May 1, 2008. We believe that the issuance and sale of the securities (common stock and common stock purchase warrants) were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The Securities were issued directly by us and did not involve a public offering or general solicitation. The recipient of the securities is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The recipient, and/or his representatives, was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and Exchange Act reports. The Company reasonably believes that the recipient, immediately prior to receiving the securities, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient, and/or their representatives had the opportunity to speak with our management on several occasions prior to their investment decision.

On July 14, 2008 and pursuant to the Securities Purchase Agreement, Kenridge purchased 666,666 shares of our common stock for a total purchase price of $500,000, all of which was paid in cash. The 666,666 shares were issued to Kenridge on July 14, 2008. We believe that the issuance and sale of the securities (common stock and common stock purchase warrants) were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The Securities were issued directly by us and did not involve a public offering or general solicitation. The recipient of the securities is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The recipient, and/or his representatives, was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and Exchange Act reports. The Company reasonably believes that the recipient, immediately prior to receiving the securities, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient, and/or their representatives had the opportunity to speak with our management on several occasions prior to their investment decision.

On July 14, 2008, we issued a total of 112,500 shares of our restricted common stock to our three officers and directors (pursuant to an award that was declared for the quarter ended March 31, 2008 from the executive variable compensation pool plan) as follows:

Name	No. of Shares
Peter W. Cunningham	56,250
Joseph Cunningham	28,125
Hao Zhang	28,125

On July 14, 2008, we issued a total of 469,225 shares of our common stock to the following:

Name	No. of Shares	Reason
Black Cat Consulting Inc.	286,332	Services
TKM Accounting Services	7,893	Services
Knute Alger	10,000	Services
Rachel Glicksman	150,000	Services
Ronald Balducci	15,000	Services

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

Between January and June 2008, we sold 993,332 units consisting of 993,332 shares of common stock, 993,332 series A warrants (exercise price of $0.75 per share), 993,332 series B warrants (exercise price of $1.00 per share) and 993,332 series C warrants (exercise price of $1.25 per share) to 1 accredited investor for a total purchase price of $744,999, all of which was paid in cash. All warrants are exercisable for 5 years. The 993,332 shares were issued on July 14, 2008. We believe that the issuance and sale of the securities (common stock and common stock purchase warrants) were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The Securities were issued directly by us and did not involve a public offering or general solicitation. The recipient of the securities is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The recipient, and/or his representatives, was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and Exchange Act reports. The Company reasonably believes that the recipient, immediately prior to receiving the securities, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of his investment.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the fourth quarter ended March 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Our business is focused on the formulation, marketing and sale of vitamins and nutriceuticals, OTC pharmaceutical products and personal care products in Greater China and the United States.

We have copyrights, trademarks, trade secrets and knowhow for product lines of vitamins and nutriceuticals, energy products and personal care products spread across 4 major brands. The products have been formulated to be in compliance with prevailing regulations of the appropriate government regulatory agencies in China, Taiwan, Hong Kong and the U.S. Final submission of labeling and product performance claims, to the same regulatory agencies, has been made for certain products and is pending for certain other products. We intend to take the necessary steps to market the products in these jurisdictions and will undertake manufacturing through qualified third party sources. In all of these major markets, our management has experience in marketing and selling similar products.

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

Our current cash balance ($71,209 at March 31, 2008) is not adequate to continue our planed operations for the remainder of the fiscal year. Further, in order to compete in this or any other new business opportunity and additional cash infusion will be required. Without an additional cash infusion we will very quickly deplete our current cash reserves.

In our third quarter ended December 31, 2007, we shipped our first products. Sales have been made to a major national retail account for a product utilizing Gamma's proprietary Gel Technology, in a gumdrop product form. During our second quarter ended September 30, 2007, we launched our Product Distributor / Broker Management Program.  Agreements have been signed that establish Gamma's national network of product brokers and distributors in the United States.  We have appointed a consultant to supervise product distribution and field promotion activities in the US.

On December 24, 2007, our common stock began trading on the Financial Industry Regulatory Authority's (FINRA) Over-the-Counter Bulletin Board under the symbol GMPM.OB.

On July 11, 2008, we executed a Securities Purchase Agreement with Kenridge Holdings LLC (“Kenridge”). Pursuant to the Securities Purchase Agreement, we agreed to offer and sale of to 1,333,333 shares of our common stock at $0.75 per share to Kenridge. Additionally, pursuant to the agreement, Kenridge received 1,333,333 Series A Warrants (exercisable at $0.75), 1,333,333 Series B Warrants (exercisable at $1.00) and 1,333,333 Series C Warrants (exercisable at $1.25). All the warrants have a 5 year exercise right.

In addition to the Securities Purchase Agreement, we entered into an Escrow Agreement wherein Kenridge agreed to place one million dollars ($1,000,000) in escrow as consideration for the securities purchased.

On July 14, 2008 and pursuant to the Securities Purchase Agreement, Kenridge has purchased 666,666 shares of our common stock for a total purchase price of $500,000. The 666,666 shares were issued to Kenridge on July 14, 2008.

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

Results of Operations for the Fiscal Year Ended March 31, 2008 and 2007.

Revenues for the fiscal year ended March 31, 2008 were $197,840 compared to $0 for the same period in 2007. We anticipate continued growth in revenue as a result of having completed certain products and having commenced their commercialization.

Cost of goods sold were $187,293 for the fiscal year ended March 31, 2008. During the fiscal year ended the Company operated a gross profit due to the larger size batch run and consolidated its manufacturing process.

Our expenses to date have consisted principally of general and administrative costs. We expect these costs to increase as we proceed with our operational plans. Total expenses for the fiscal year ended March 31, 2008 was $3,768,417 compared to $2,354,660 for the same period in 2007, mainly due to the increase in executive compensation that was awarded in accordance with the variable compensation pool plan and the increase in stock based consulting services to an individual. We had a net loss for the same periods of $3,795,571 and $2,353,884.

Operation Plan

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

On July 2, 2007, we amended our license agreement with Jugular, Inc. to expand the scope of product lines. Additionally, on August 29, 2007, we amended the license agreement to increase the term to 15 years with an automatic renewal for 5 year terms if we meet the minimum sales requirements. Pursuant to the July 2, 2007 amendment to the license agreement, we are required to pay guaranteed quarterly payments totaling $1,598,306 over a period of four years. There is no stated interest rate and the Company has imputed interest at approximately 10% per annum and will amortize the debt discount of $380,508 over the life of the debt. Additionally, we agreed to issue a total of 110,000 shares of common stock, 17,000 warrants and $15,000 to be paid in cash. The warrants shall be exercisable at any time until August 29, 2012 at a price of $1.00 per share. As of September 30, 2007, we issued the shares of common stock, paid the cash of $15,000, and issued the warrant on December 3, 2007 effective as of July 1, 2008. On July 14, 2008, we amended our license agreement with Jugular, Inc. to clarify the terms of the agreement.

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

We developed our corporate infrastructure as a marketing and sales organization. We will not initially seek to acquire manufacturing in China or the United States but will instead look to leverage our management's contacts and expertise to outsource manufacturing to a third party original equipment manufacturer ("OEM"). We believe this will provide us with an advantage in cost of goods sold manufacturing margins and improve our return on assets. We may, in the future, look to acquire or partner more closely with a single manufacturer for certain products. Our objective is to utilize our management's marketing and sales abilities and resources to generate revenue and establish a market presence in key product categories that can be expanded as we develop local capacity in Asia. Our aim is to establish a known and recognized product brands that, we believe, will attract attention from local suppliers and retailers who will seek to carry our product offerings.

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

As of March 31, 2008, we continued to use equity sales and debt financing to provide the capital we need to run our business. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. For the three months ended March 31, 2008, we successfully raised $1,432,596 by way of a private placement. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2008 and March 31, 2007.

	March 31, 2008	March 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$ 284,564	$ 192,489	$92,075	48%

Current Liabilities	$ 944,592	$ 399,984	$544,608	136%

Working Capital (deficit)	$ (660,028)	$ (207,495)	$452,533	218%

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

As of March 31, 2008, we have not yet utilized the financing facilities discussed above but remain available to us on a stand-by basis.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2008, our cash balance was $71,209. Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Critical Accounting Policies

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of March 31, 2008, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 - 15 years and will be reviewed annually for impairment. Amortization will recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once production begins and the related revenues are recorded.

The Company acquired intangible assets from an officer of the Company during April 2006 and May 2007. During the year ended March 31, 2008, the Company has commenced production on products and they have started amortization effective October 2007.

Revenue Recognition

The Company recognized revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured. The Company will primarily derive its revenues from the sales of its vitamins, nutriceutical products and personal care products.

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

We currently have 6 full time employees in China and the United States. We intend to hire additional full time employees to fill specific functions in our organization as product sales commence and our operations expand. We will also hire part-time or independent contractors in connection with certain projects in Greater China and the United States. We expect to have full-time-equivalent employees working directly for our distributors, manufacturers, and advertising and public relations agencies. We will vary employment as product demand dictates. We do not expect a significant change in the number of full time employees over the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-18 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Prior to engaging the new accountant’s, we did not consult with it regarding any accounting or auditing concerns stated in Item 304(b) of Regulation S-K.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Peter Cunningham and Joseph Cunningham, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Messrs. Cunningham concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a- l5(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements or fraud. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm, L.L. Bradford & Company, LLC, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term	Committees
Peter Cunningham	52	CEO, Secretary and Chairman	Since April 7, 2006	Compensation
Joseph Cunningham	46	CFO, Treasurer and Director	Since April 7, 2006	Audit
Hao Zhang	32	Chief Marketing Officer and Director	Since April 7, 2006	Audit & Compensation

Duties, Responsibilities and Experience

Mr. Peter Cunningham, is the Chief Executive Officer, President, Secretary and has been the Chairman of Gamma's Board of Directors since April 2006. Mr. Peter Cunningham is a Senior Executive with extensive experience in the international pharmaceutical industry. Mr.

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

Mr. Joseph Cunningham, is the Chief Financial Officer, Treasurer and has been a Director of Gamma since April 2006. Mr. Joseph Cunningham is an expert in financial management, corporate control, banking, fund raising, strategic planning and business start-up. Mr. Cunningham is a trained economist and former think-tank practitioner. He is also an Investment Banker and has originated and executed more than US$ 5.0 billion in deals in Asia, from his former offices in Singapore and London. His most recent experience is with Amaroq Capital LLC, a merchant bank focused on Asian Healthcare. Mr. Cunningham has an international MBA from Thunderbird, the Garvin School of International Management, and an undergraduate degree in Economic and Business Administration from Northeastern University, Boston Massachusetts. Mr. Joseph Cunningham is the brother of Peter Cunningham, our Chairman and our Chief Executive Officer.

Mr. Hao Zhang, is the Chief Marketing Officer and has been a Director of Gamma since April 2006. Mr. Zhang is a senior executive with significant experience and success in the pharmaceutical and personal care products industries. Mr. Zhang has worked for approximately 10 years in consulting, with some of the best-known companies in the World, including Pfizer, Roche, Johnson & Johnson, GE, GSK, and Bayer. The products he worked on generate approximately US$ 200 million/in sales annually in China. In 2004, the Ogilvy Group acquired his consulting firm in Beijing ZZAD. Mr. Zhang has a PHD in electrical engineering from the University of British Columbia.

When the accompanying proxy is properly executed and returned, the shares it represents will be voted in accordance with the directions indicated thereon or, if no direction is indicated, the shares will be voted in favor of the election of the three nominees identified above. Gamma expects each nominee to be able to serve if elected, but if any nominee notifies Gamma before this meeting that he is unable to do so, then the proxies will be voted for the remainder of those nominated and, as designated by the Directors, may be voted (i) for a substitute nominee or nominees, or (ii) to elect such lesser number to constitute the whole Board as equals the number of nominees who are able to serve.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2008, the Company received no recommendation for Directors from its stockholders.

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

There were no material changes in fiscal 2008 to the procedures by which the Company’s stockholder’s may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Company has a separately-designed standing Audit Committee of its Board of Directors. The Audit Committee currently consists of two members.

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

The committee meets periodically to consider the adequacy of our internal controls and financial reporting process. It also discusses these matters with our independent auditors and with appropriate financial personnel employed by the Company. The committee reviews our financial statements and discusses them with management and our independent auditors before those financial statements are filed with the SEC. The Audit Committee held 1 meeting in fiscal 2008.

The committee has the sole authority to retain and dismiss our independent auditors and periodically reviews their performance and independence from management. The independent auditors have unrestricted access and report directly to the committee.

A copy of the audit committee charter was attached as Exhibit 99.1 to the Form 10-KSB filed on July 6, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

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

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Fiscal Year Ended March 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Peter Cunningham,
CEO/Director (1)	2007	$122,603(2)	-0-	$375,000	-0-	-0-	-0-	-0-	$497,603
	2008	$145,000	$75,000	$215,625	-0-	-0-	-0-	-0-	$435,625

Joseph Cunningham,
CFO/Director (1)	2007	$117,699 (2)	-0-	$375,000	-0-	-0-	-0-	-0-	$492,699
	2008	$137,500	$37,500	$127,344.25	-0-	-0-	-0-	-0-	$530,199

Hao Zhang,
Chief Marketing Officer/ Director (1)	2007	$112,795 (2)	-0-	$375,000	-0-	-0-	-0-	-0-	$487,795
	2008	$135,416	$37,500	$127,344	-0-	-0-	-0-	-0-	$300,260

Allen Campbell,
Former President (5) (6)	2006	$18,000	$40,000 (3)	$53,000	$53,750 (4)	-0-	-0-	-0-	$164,750

(1)	Messrs. Peter Cunningham, Joseph Cunningham and Hao Zhang became officers and directors of the Company in April of 2006.
(2)	Management has agreed to accrue or partially accrue the salaries until the Company has raised sufficient capital or generate sufficient revenue through operations to make such payments.
(3)	Mr. Campbell received a cash bonus of $35,000 as consideration for his work in consummating the Technology Transfer Agreement on behalf of the Company, and an additional $5,000 due diligence fee.
(4)	Mr. Campbell received a stock grant of 4,300 (pre 18 for 1 stock dividend) shares valued at $12.50 per share.
(5)	Former President of the Company as of April 2006.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on July 15, 2008 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 18,571,908 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after July 15, 2008 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Peter Cunningham, CEO and Chairman 2225 Angelfire Street Las Vegas, NV 89128	5,309,659 (3)	29%
Joseph Cunningham, CFO and Director 18 Pheasant Lane North Oaks, MN 55127	3,197,477 (4)	17%
Hao Zhang, Chief Marketing Officer and Director S-052 16th Building 3rd District, An huaxili Chaoyang District Beijing, PR China	1,993,346 (5)	11%
All Directors & Officers as a Group	10,500,482	57%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.
(3)	The 5,309,659 shares include 560,000 shares gifted by Mr. Peter Cunningham to his wife and children.
(4)	The 3,197,477 shares include 417,000 shares gifted by Mr. Joseph Cunningham to his wife and children.
(5)	The 1,993,346 shares include 400,000 shares gifted by Mr. Hao Zhang to his wife.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 30, 2007, we established an executive variable compensation pool plan. The maximum award amounts vary per quarter and in some quarters are based on a percentage of net revenue. The plan is administered by our Chief Executive Officer (CEO). At the end of each quarter the CEO will determine the amount of the award and whether it will be paid in cash or shares of common stock.

During the quarter ended September 30, 2007, the maximum amount that can be awarded was $312,500. The CEO declared an award of $273,437 to be paid in shares of common stock to the executives. The difference of $39,063 will be rolled over to the variable compensation pool plan for the next quarter. As of March 31, 2008, we issued 364,582 shares of common stock valued at $273,437.

During the quarter ended December 31, 2007, the maximum amount that can be awarded was $312,500. The CEO declared an award of $84,375 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $153,125 will be rolled over to the variable compensation pool plan for the next quarter. As of March 31, 2008, we issued 112,500 shares of common stock valued at $84,375.

During the quarter ended March 31, 2008, the maximum amount that can be awarded was $312,500. The CEO declared an award of $112,502 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $124,998 will be rolled over to the variable compensation pool plan for the next quarter. As of March 31, 2008, the shares have not been issued and the cash was not paid and are recorded as accrued executive compensation.

On August 31, 2007, we executed a five year employment agreement with Peter Cunningham for the position of Chief Executive Officer. Mr. Cunningham will receive an annual salary of $160,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan.

On August 31, 2007, we executed a five year employment agreement with Joseph Cunningham for the position of Chief Financial Officer. Mr. Cunningham will receive an annual salary of $150,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan.

On August 31, 2007, we executed a five year employment agreement with Hao Zhang for the position of Chief Marketing Officer. Mr. Zhang will receive an annual salary of $150,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan.

As of March 31, 2008 and 2007, we owed a total of $492,156 and $233,152, respectively, to the officers of the Company for accrued salaries.

Director Independence

The Board of Directors have not made the determination if any of its Directors are considered independent directors in accordance with the director independence standards of the American Stock Exchange; however, each Director is also an Officer, therefore, as of the date of this filing, each director should be considered as non-independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by LL Bradford & Company, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended March 31, 2008 and March 31, 2007 were $38,600 and $20,550, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by LL Bradford & Company, LLC for professional services rendered for audit related for fiscal years ended March 31, 2008 and March 31, 2007 were $-0- and $-0-.

(3) TAX FEES

There were $1,000 and $-0- fees billed by LL Bradford & Company, LLC for professional services to be rendered for tax fees for fiscal years ended March 31, 2008 and March 31, 2007.

(4) ALL OTHER FEES

There were no other fees to be billed by LL Bradford & Company, LLC for the fiscal years ended March 31, 2008 and 2007 other than the fees described above.

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

Not applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

3.1	Amended and Restated Certificate of Incorporation		SB-2

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 4, 2006		8-K		3.2	4/13/06

3.3	Certificate of Amendment to Certificate of Incorporation filed April 25, 2006		10-KSB	3/31/06	3.3	7/14/06

3.4	Certificate of Amendment to Certificate of Incorporation filed July 13, 2006		10-KSB	3/31/06	3.4	7/14/06

3.5	Bylaws of the Registrant		SB-2

4.1	Form of Certificate of Common Stock of Registrant		SB-2

10.1	Letter Agreement, dated as of April 7, 2006, between Gamma and Joseph Cunningham, on behalf of New Management		8-K		10.1	4/13/06

10.2	Technology Transfer Agreement between Gamma and Peter Cunningham, Joseph Cunningham and Hao Zhang, dated April 7, 2007		8-K		10.2	4/13/06

10.3	Employment Agreement with Peter Cunningham, CEO		8-K		10.3	4/13/06

10.4	Employment Agreement with Joseph Cunningham, CFO		8-K		10.4	4/13/06

10.5	Employment Agreement with Hao Zhang, CMO		8-K		10.5	4/13/06

10.6	Executive Employment Agreement – Peter Cunningham dated August 31, 2007		10-QSB	9/30/07	10.9	11/14/07

10.7	Executive Employment Agreement – Joseph Cunningham dated August 31, 2007		10-QSB	9/30/07	10.10	11/14/07

10.8	Executive Employment Agreement – Hao Zhang dated August 31, 2007		10-QSB	9/30/07	10.11	11/14/07

10.9	Compensation Pool Plan		10-QSB	9/30/07	10.12	11/14/07

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Audit Committee Charter		10-KSB	3/31/07	99.1	7/06/07

99.2	Compensation Committee Charter		10-KSB	3/31/07	99.2	7/06/07

99.3	Code of Ethics for Directors		10-KSB	3/31/07	99.3	7/06/07

99.4	Code of Ethics for the Chairman, Chief Executive Officer, and Senior Financial Officers		10-KSB	3/31/07	99.4	7/06/07

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMA PHARMACEUTICALS INC.

By: /s/Peter Cunningham

Peter Cunningham, President

Date: July 15 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Peter Cunningham	CEO and Chairman	July 15, 2008
Peter Cunningham

/s/Joseph Cunningham	Chief Financial Officer,	July 15, 2008
Joseph Cunningham	Secretary and Director

/s/Hao Zhang	Chief Marketing Officer	July 15, 2008
Hao Zhang	And Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gamma Pharmaceuticals, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gamma Pharmaceuticals, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gamma Pharmaceuticals, Inc. as of March 31, 2008 and 2007, and the results of its activities and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s current liabilities exceed current assets and has incurred significant losses during the development stage, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

July 7, 2008

Las Vegas, Nevada

Gamma Pharmaceuticals, Inc.

Consolidated Balance Sheets

	March 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$71,209	$160,664
Accounts receivable	47,451	-
Inventory	128,131	7,325
Prepaid expenses	37,773	24,500
Total current assets	284,564	192,489

Fixed assets, net	18,180	2,294
Intangible assets, net	6,604,634	5,982,650

Total assets	$6,907,378	$6,177,433

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expense	$224,770	$142,454
Payable to related parties	-	24,378
Accrued compensation	492,156	233,152
Accrued payroll taxes	30,575	-
Current portion of long term notes payable, net	197,091	-
Total current liabilities	944,592	399,984

Long-term liabilities
Notes payable, net	580,350	-
Total long-term liabilities	580,350	-

Total liabilities	1,524,942	399,984

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 16,759,399 and 12,382,334 shares issued and outstanding at March 31, 2008 and 2007, respectively
	16,759	12,382
Additional paid in capital	11,900,452	8,113,772
Stock payable	95,001	260,500
Prepaid stock compensation	(225,000)	-
Accumulated deficit	(6,404,776)	(2,609,205)
Total stockholders' equity	5,382,436	5,777,449

Total liabilities and stockholders' equity	$6,907,378	$6,177,433

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.

Consolidated Statements of Operations

	For the years ended
	March 31,
	2008	2007

Revenues	$197,840	$-

Cost of goods sold:
Materials	119,035	-
Labor	54,274	-
Freight	13,984	-
Total cost of goods sold	187,293	-

Gross profit (loss)	10,547	-

Expenses:
Consulting – stock-based	1,280,199	109,618
Consulting	215,886	136,919
Executive compensation – stock-based	470,313	1,125,000
Executive compensation	568,334	353,096
General and administrative expenses – stock - based	76,886	-
General and administrative expenses	1,156,799	630,027
Total expenses	3,768,417	2,354,660

Income (loss) from operations	(3,757,870)	(2,354,660)

Other income (expense):
Interest income	2,029	776
Interest expense	(39,730)	-
Total other income (expense)	(37,701)	776

(Loss) before provision for income taxes	(3,795,571)	(2,353,884)

Provision for income taxes	-	-

Net (loss)	$(3,795,571)	$(2,353,884)

Weighted average number of common
shares outstanding - basic and fully diluted	13,796,070	10,760,665

Net (loss) per share - basic and fully diluted	$(0.28)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

			Additional		Prepaid		Total
	Common Stock		Paid-in	Stock	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Compensation	Deficit	Equity
Balance, March 31, 2006	828,400	$828	$295,003	$-	$-	$(255,321)	$40,510

Shares issued for exercise of options	176,700	177	133,278	-	-	-	133,455

Shares issued for services	1,650,000	1,650	1,232,968	-	-	-	1,234,618

Shares issued for cash	681,334	681	510,319	260,500	-	-	771,500

Shares issued for intangible assets	9,045,900	9,046	5,942,204	-	-	-	5,951,250

Net (loss)
For the year ended
March 31, 2007	-	-	-	-	-	(2,353,884)	(2,353,884)

Balance, March 31, 2007	12,382,334	12,382	8,113,772	260,500	-	(2,609,205)	5,777,449

Shares issued for services	1,408,532	1,409	1,580,676	-	(225,000)	-	1,357,085

Shares issued for cash, net offering costs	2,131,451	2,131	1,570,344	(165,499)	-	-	1,406,976

Shares and warrants issued for intangible assets	110,000	110	91,076	-	-	-	91,186

Shares issued for executive compensation	477,082	477	357,334	-	-	-	357,811

Shares issued for charitable donation	250,000	250	187,250	-	-	-	187,500

Net (loss)
For the year ended
March 31, 2008	-	-	-	-	-	(3,795,571)	(3,795,571)

Balance, March 31, 2008	16,759,399	$16,759	$11,900,452	$95,001	$(225,000)	$(6,404,776)	$5,382,436

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	For the years ended
	March 31,
	2008	2007

Cash flows from operating activities
Net (loss)	$(3,795,571)	$(2,353,884)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and amortization	305,200	459
Shares issued for services	1,357,085	109,618
Shares issued for executive compensation	357,811	1,125,000
Shares issued for charitable donation	187,500	-
Shares issued for exercise of options	-	133,455
Amortization of debt discount	39,730	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(47,451)	-
(Increase) in inventory	(120,806)	(7,325)
(Increase) in prepaid expenses	(13,273)	(24,500)
Increase in accounts payable and related party payable	57,938	146,127
Increase in accrued compensation	259,004	233,152
Increase in accrued payroll taxes	30,575	-
Net cash (used) by operating activities	(1,382,258)	(637,898)

Cash flows from investing activities
Purchase of fixed assets	(22,673)	(2,753)
Purchase of intangible assets	(32,000)	(31,400)
Net cash (used) by investing activities	(54,673)	(34,153)

Cash flows from financing activities
Proceeds from sale of common stock	1,406,976	771,500
Principal payments on notes payable	(59,500)	-
Net cash provided by financing activities	1,347,476	771,500

Net increase (decrease) in cash	(89,455)	99,449
Cash - beginning	160,664	61,215
Cash - ending	$71,209	$160,664

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Acquisition of intangible assets:
Issuance of common stock & warrants	$91,186	$5,951,250
Present value of future minimum payments	$797,211	$-

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Note 1: Organization and Description of Business

Organization

Emerging Gamma Corporation (the "Company") was incorporated under the laws of the State of Delaware on February 10, 1993. On April 25, 2006, the Company amended its articles of incorporation and changed its name to Sunburst Pharmaceuticals, Inc. On July 11, 2006, the Company amended its articles of incorporation and changed its name to Gamma Pharmaceuticals, Inc.

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

During May 2008, the Company amended its articles in increased its authorized capital from 500,000 shares of $0.001 preferred stock to 2,000,000 shares of $0.001 preferred stock and from 20,000,000 shares of $0.001 common stock to 100,000,000 shares of $0.001 common stock.

Description of Business

Our business is focused on the formulation, marketing and sale of vitamins and nutriceuticals, OTC pharmaceutical products and personal care products in Greater China and the United States.

Note 2: Summary of Significant Accounting Policies

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

Prior Year in Development Stage

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

The Company reentered the development stage during the year ended March 31, 2007. The year ended March 31, 2008 is the first year which the Company is considered an operating company and is no longer in the development stage.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash and payables. The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2008 and 2007 due to their short-term nature.

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

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as March 31, 2008 and 2007.

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of March 31, 2008 and 2007, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 – 15 years and will be reviewed annually for impairment. Amortization will recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once production begins and the related revenues are recorded.

The Company acquired intangible assets from an officer of the Company during April 2006 and May 2007. During the year ended March 31, 2008, the Company has commenced production on products and they have started amortization effective October 2007.

Revenue Recognition

The Company recognized revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured. The Company will primarily derive its revenues from the sales of its vitamins, nutriceutical products and personal care products.

Concentrations

In 2008, one customer accounted for 100% of sales and 100% of accounts receivable.

Research and Development

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and have alternative future uses, both in research and development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended March 31, 2008 and 2007, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Fiscal Year End

The Company’s fiscal year end is March 31.

Recent Accounting Pronouncements:

SFAS 161: In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008.

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

SFAS 162: In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

SFAS 163: In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Note 3: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $3,795,571 for the year ended March 31, 2008, with an accumulated loss of approximately $6,404,224. The Company’s current liabilities exceed its current assets by $660,028 as of March 31, 2008.

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

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Management’s plan, in this regard, is to raise financing of approximately $7,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

Note 4: Inventory

Inventories consisted of the following as of March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
Finished goods	$ 7,325	$ 7,325
Work-in-process	91,800	-
Raw materials	29,006	-
Total	$ 128,131	$ 7,325

Note 5: Prepaid Expenses

As of March 31, 2008 and 2007, the Company had $37,773 and $24,500 in prepaid expenses, respectively. The prepaid expenses relate to insurance and a license agreement for a trade name.

Note 6: Fixed Assets

Fixed assets consisted of the following as of March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
Computer equipment	$ 11,514	$ 2,753
Equipment	12,825	-
Furniture and fixtures	1,087	-
Accumulated depreciation	(7,246)	(459)
	$ 18,180	$ 2,294

During the years ended March 31, 2008 and 2007, the Company recorded depreciation expense of $6,787 and $459, respectively.

Note 7: Intangible Assets

On April 7, 2006, the Company entered into a Technology Transfer Agreement (the "Technology Transfer Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and nutriceutical products and personal care products. The transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

being marketed by other companies. The Company issued 9,045,900 shares of common stock under the Technology Transfer Agreement is recorded at the estimated fair value of the Transferred Technology totaling $5,951,250 and is included as an intangible asset on the balance sheet at March 31, 2008.

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

On August 5, 2006, the Company executed a license agreement with Jugular, Inc. for the use of their trade name through December 31, 2010 on two product lines in exchange for $31,400. On July 2, 2007, the Company amended its license agreement with Jugular, Inc. to expand the scope of product lines. Additionally, on August 29, 2007, the Company amended the license agreement and increased the term to 15 years with an automatic renewal for 5 year terms if the Company meets the minimum sales requirements. As part of the amendments to the license agreement, the Company agreed to issue a total of 110,000 shares of common stock, 17,000 warrants and $15,000 to be paid in cash. The warrants shall be exercisable at any time until August 29, 2012 at a price of $1.00 per share. As of March 31, 2008, the Company issued the shares of common stock, warrants and paid the cash of $15,000. The Company is obligated to pay minimum guaranteed quarterly payments totaling $1,598,306 over a period of four years. The present value of the total payments is $1,217,799 and the Company has capitalized this cost. The Company has imputed interest at approximately 10% per annum and will amortize the interest over the four year period. During the year ended March 31, 2008, the Company recorded interest expense totaling $39,730 and paid $59,500 in guaranteed payments to Jugular, Inc. As of March 31, 2008, the Company is in default and is renegotiating its agreement with Jugular, Inc. Subsequently, the Company had cured the default and is current with its obligation to Jugular, Inc. On July 14, 2008, we amended our license agreement with Jugular, Inc. to clarify the terms of the agreement. The total value of the amendment to the license agreement is $1,323,985.

During the years ended March 31, 2008 and 2007, the Company recorded amortization expense of $298,413 and $0, respectively.

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

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

On January 31, 2007 the Company appointed Westminster Securities Corp of New York to assist the Company in raising additional equity capital and to provide on-going corporate finance and capital market support activity. The Company and Westminster have entered into a two-year agreement whereby Westminster is to be paid $8,000 per month after a minimum of $2 million has been raised. Effective January 11, 2008, the agreement with Westminster was terminated. Westminster did not assist the Company in any fund raising or corporate development, therefore the Company and Westminster released each other from any present or future obligations.

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2008, the Company has not yet utilized the financing facilities discussed above. The debt financing facilities, as described above, remain available to the Company on a stand-by basis.

Note 9: Equity

Effective May 15, 2006, the Company declared a stock dividend of 18 shares for each share of its common stock which has the effect of a 19 for one stock split, resulting in 10,071,000 shares of common stock issued and outstanding. The stock split has been reflected in the accompanying financial statements by retroactively restating all shares and per share amounts.

During May 2008, the Company amended its articles in increased its authorized capital from 500,000 shares of $0.001 preferred stock to 2,000,000 shares of $0.001 preferred stock and from 20,000,000 shares of $0.001 common stock to 100,000,000 shares of $0.001 common stock.

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

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

During the year ended March 31, 2007, the Company issued a total of 176,700 shares of common stock to various individuals and entities for the cashless exercise of options. The shares were valued at $133,455.

During the year ended March 31, 2007, the Company issued a total of 1,650,000 shares of common stock to various individuals and entities for services rendered. The shares were valued at the fair market value of the stock at $1,234,618. Of the 1,650,000 shares issued, 1,500,000 shares were issued to officers of the Company which were valued at $1,125,000.

During the year ended March 31, 2007, the Company sold a total of 681,334 shares of common stock and 2,044,002 common stock purchase warrants to various accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $771,500 for the common stock and up to $2,044,002 should all of the warrants be exercised for cash.

During the year ended March 31, 2007, the Company issued a total of 9,045,900 shares of common stock to officers of the Company for intangible assets. The shares were valued at the fair value of the intangible assets at $5,951,250.

During the year ended March 31, 2008, the Company issued a total of 1,408,532 shares of common stock to various individuals and entities for services rendered. The shares were valued at the fair market value of the stock at $1,582,085. Of the total, $225,000 is considered prepaid stock compensation since it is for future services. The Company will amortize the prepaid stock compensation over the service period of the agreement.

During the year ended March 31, 2008, the Company sold a total of 2,131,451 shares of our common stock and 6,394,353 common stock purchase warrants to various accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $1,572,475 for the common stock and up to $6,394,353 should all of the warrants be exercised for cash. During the year ended March 31, 2008, the Company adjusted its stock payable account by $165,499 to account for the shares issued during this year for cash that was received in the prior year. As of March 31, 2008, the Company had a stock payable for $95,001 for a total of 126,667 shares of common stock.

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

During the year ended March 31, 2008, the Company issued 110,000 shares of common stock to Jugular, Inc. for the amendment of a license agreement (See Note 7). The shares were valued at the fair market value of the stock at $82,500. Additionally, the Company

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

issued 14,000 common stock purchase warrants to Jugular which was valued at $8,686. The Series B warrants are exercisable for cash for a period of 5 years at an exercise price of $1.00 per share and vest immediately.

During the year ended March 31, 2008, the Company issued a total of 477,082 shares of common stock to three individuals who are officers and directors of the Company. The shares were valued at the fair market value of the stock at $357,811. The shares are from an award that was declared for the quarters ended September 30, 2007 and December 31, 2007 from the executive variable compensation pool plan.

On December 12, 2007, the Company issued 250,000 shares of common stock to a charitable organization, which is managed by a former officer of the Company, as a charitable donation. The shares were valued at the fair market value of the stock at $187,500.

Note 10: Stock Warrants

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2008 and changes during the year ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at March 31, 2007	2,443,998	$ 1.00
Granted	5,750,398	$ 1.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at March 31, 2008	8,194,396	$ 1.00
Warrants exercisable at March 31, 2007	2,443,998	$ 1.00
Warrants exercisable at March 31, 2008	8,194,396	$ 1.00

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2008:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.75	2,731,492	3.44	$ 0.75
$ 1.00	2,739,952	3.44	$ 1.00
$ 1.25	2,722,952	3.44	$ 1.25
	6,273,403	3.44	$ 1.00

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.75	2,731,492	$ 0.75
$ 1.00	2,739,952	$ 1.00
$ 1.25	2,722,952	$ 1.25
	6,273,403	$ 1.00

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

During the quarter ended September 30, 2007, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $273,437 to be paid in shares of common stock to the executives. The difference of $39,063 will be rolled over to the variable compensation pool plan for the next quarter. As of March 31, 2008, the Company issued 364,582 shares of common stock valued at $273,437.

During the quarter ended December 31, 2007, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $84,375 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $153,125 will be rolled over to the variable compensation pool plan for the next quarter. As of March 31, 2008, the Company issued 112,500 shares of common stock valued at $84,375.

During the quarter ended March 31, 2008, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $112,502 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $124,998 will be rolled over to the variable compensation pool plan for the next quarter. As of March 31, 2008, the shares have not been issued and the cash was not paid and are recorded as accrued executive compensation.

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

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

As of March 31, 2008 and 2007, the Company owed a total of $492,156 and $233,152, respectively, to the officers of the Company for accrued salaries.

Note 12: Commitments and Contingencies

On August 1, 2007, the Company entered into a Consulting Agreement with Tygar Consulting. Tygar Consulting has knowledge and expertise in the field of edible films and gels and has agreed to consult with and advise the Company from time to time as requested by the Company. The Company agreed to compensate Tygar with $3,500 per month. The term of the agreement commenced on August 1, 2007 and will terminate on July 31, 2008.

On October 11, 2007, we entered into a Marketing Support Agreement with Innovative Health Solutions, Inc. (the “Consultants”), wherein the Consultants agreed to provide the Company with services sufficient to achieve our target sales by selling certain of our products within the Territory (which includes all military connected installations and activities including all U.S. military ports and ships at sea). Pursuant to the agreement we agreed to pay the Consultants: (1) 5% commission payable on collection of receivables from the buyers in the Territory, payable quarterly; (2) 1% commission (finders fee) payable on collection of receivables from referred buyers in the Territory for a period of no more than 6 months from the start of sales to the referred buyers; and (3) 1% commission payable upon achievement of the sales forecast for each quarter, payable quarterly. The 1% finders fee may be replaced with 100,000 shares of common stock (100,000 shares were issued to the Consultants on April 9, 2008 and were registered on Form S-8 filed with the SEC on June 16, 2008). Additionally, the Consultants have the option of receiving payment of the 5% commission and the 1% performance bonus in cash or as shares or as a combination of cash and shares up to the value of 5% plus 1% of quarterly sales value. The term of the agreement is for 2 years, beginning on October 11, 2007 and terminating on October 10, 2010.

On October 1, 2007, we entered into a Brokerage Agreement with Business World Management, Inc., wherein Mr. Ezra Cummings, President of Business World (the “Broker”), agreed to provide the Company with broker services to achieve our target sales by selling certain of our products within the Territory (which includes all military connected installations and activities including all U.S. military ports and ships at sea). Pursuant to the agreement we agreed to pay the Broker: (1) 5% commission payable on collection of receivables from the buyers in the Territory, payable quarterly; (2) 1% commission (finders fee) payable on collection of receivables from referred buyers in the

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Territory for a period of no more than 6 months from the start of sales to the referred buyers; and (3) 1% commission payable upon achievement of the sales forecast for each quarter, payable quarterly. The 1% finders fee may be replaced with 80,000 shares of common stock (the 80,000 shares were issued to the Broker on April 9, 2008 and were registered on Form S-8 filed with the SEC on June 16, 2008). Additionally, the Broker has the option of receiving payment of the 5% commission and the 1% performance bonus in cash or as shares or as a combination of cash and shares up to the value of 5% plus 1% of quarterly sales value. The term of the agreement is for 2 years, beginning on October 1, 2007 and terminating on September 30, 2010.

On April 1, 2008, we entered into a Marketing Support Agreement with Gary Reeves, wherein Mr. Reeves agreed to provide the Company with services to achieve our target sales by selling certain of our products within the Territory (territory to be agreed between the parties from time to time). Pursuant to the agreement we agreed to pay Mr. Reeves: (1) 5% commission payable on collection of receivables from the buyers in the Territory, payable quarterly; (2) 1% commission (finders fee) payable on collection of receivables from referred buyers in the Territory for a period of no more than 6 months from the start of sales to the referred buyers; and (3) 1% commission payable upon achievement of the sales forecast for each quarter, payable quarterly. The 1% finders fee may be replaced with 100,000 shares of common stock (issued to Mr. Reeves on April 9, 2008 and were registered on Form S-8 filed with the SEC on June 16, 2008). We will pay Mr. Reeves on a limited basis as follows: (a) not to exceed $4,000 monthly, (b) monthly payments will be made until commission structure on the incremental net sales generates a payment to Mr. Reeves of $4,000 in a period first day of month until last day of month, and (c) As incremental net sales generate commission higher than zero but not yet achieving $4,000, compensation will be paid using the formula $4,000 less commission earned and or attributable to a month defined as a period first day of month until last day of month = compensation due and payable. Additionally, Mr. Reeves has the option of receiving payment of the 5% commission and the 1% performance bonus in cash or as shares or as a combination of cash and shares up to the value of 5% plus 1% of quarterly sales value. The term of the agreement is for 2 years, beginning on April 1, 2008 and terminating on March 30, 2010.

Note 13: Subsequent Events

Equity Transactions

During the period ended June 30, 2008, the Company received a total of $350,000 from investors for a total of 466,667 shares of common stock and 1,400,001 warrants. On May 1, 2008, the Company issued 197,500 shares of common stock for the cash received. The remaining shares were not issued and will be recorded in stock payable. On June 30, 2008, the Company closed the August 2006 offering. During July 2008, the Company received a total of $500,000 from an investor for a total of 666,667 shares of common stock and 2,000,001 warrants.

Gamma Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

On May 1, 2008, the Company issued 3,529 shares of common stock to Jugular, Inc. as a partial payment for the minimum guaranteed quarterly payment. Additionally, the Company issued 34,000 shares of common stock to their attorney for legal services rendered. The Company issued a total of 5,000 shares of common stock to consultants for services rendered.

Consulting Agreement

On April 1, 2008, the Company entered into a marketing support agreement with an unrelated third party for a period of two years. The individual will receive commissions of 1% based on collection of receivables for a period of six months from the start of a referred buyer and 1% upon achievement of the sales forecast for each quarter. The individual will receive a 5% commission on collection of receivables from buyers in their territory. The total commissions are not to exceed $4,000 per month. During the year ended March 31, 2008, the Company has issued a total of 100,000 shares of common stock to this individual and has recorded the value of $225,000 as prepaid stock compensation.