Form 10-Q
period 2008-06-30
Gamma Pharmaceuticals Inc
filed 2008-08-14
CIK 904146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53355

GAMMA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	72-1235452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7477 W. Lake Mead Blvd., Suite 170
Las Vegas, NV 89128-1026
(Address of principal executive offices)

(702) 989-5262
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
Emerald Plaza
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 11, 2008, was 18,571,908 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Gamma Pharmaceuticals, Inc.
Consolidated Balance Sheets

	June 30,	June 30,
	2008	2008
	(Unaudited)
Assets

Current assets:
Cash	$27,188	$71,209
Accounts receivable	861	47,451
Inventory	185,866	128,131
Prepaid expenses	37,428	37,773
Total current assets	251,343	284,564

Fixed assets, net	18,239	18,180
Intangible assets, net	6,455,428	6,604,634

Total assets	$6,725,010	$6,907,378

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expense	$333,321	$224,770
Accrued compensation	777,198	492,156
Accrued payroll taxes	53,842	30,575
Current portion of long term notes payable, net	229,740	197,091
Total current liabilities	1,392,101	944,592

Long-term liabilities
Notes payable, net	553,416	580,350
Total long-term liabilities	553,416	580,350

Total liabilities	1,945,517	1,524,942

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 17,006,851 shares issued and 16,999,428 outstanding at June 30, 2008 and 16,759,399 shares issued and outstanding
at March 31, 2008	16,999	16,759
Additional paid in capital	12,101,499	11,900,452
Stock payable	346,876	95,001
Prepaid stock compensation	(196,875)	(225,000)
Accumulated deficit	(7,489,006)	(6,404,776)
Total stockholders' equity	4,779,493	5,382,436

Total liabilities and stockholders' equity	$6,725,010	$6,907,378

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	June 30,
	2008	2007

Revenues	$27,889	$2,659

Cost of goods sold:
Materials	15,684	4,601
Labor	6,672	-
Freight	1,311	-
Total cost of goods sold	23,667	4,601

Gross profit (loss)	4,222	(1,942)

Expenses:
Consulting - stock-based	6,250	-
Consulting - shares to be issued	58,750	-
Consulting	86,066	58,910
Executive compensation - stock-based	156,375	-
Executive compensation	190,000	90,000
General and administrative expenses - stock-based	42,500	-
General and administrative expenses	526,469	164,192
Total expenses	1,066,410	313,102

(Loss) from operations	(1,062,188)	(315,044)

Other income (expense):
Interest income	294	811
Interest expense	(22,336)	-
Total other income (expense)	(22,042)	811

(Loss) before provision for income taxes	(1,084,230)	(314,233)

Provision for income taxes	-	-

Net (loss)	$(1,084,230)	$(314,233)

Weighted average number of common
shares outstanding - basic and fully diluted	16,920,298	12,382,334

Net (loss) per share - basic and fully diluted	$(0.06)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	June 30,
	2008	2007

Cash flows from operating activities
Net (loss)	$(1,084,230)	$(314,233)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and amortization	151,201	585
Shares issued for services	48,750	-
Amortization of debt discount	22,212	-
Amortization of prepaid stock compensation	28,125	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	46,590	-
(Increase) in inventory	(57,735)	-
Decrease (increase) in prepaid expenses	345	(24,955)
Increase (decrease) in accounts payable and related party payable	108,551	(68,881)
Increase (decrease) in accrued compensation	283,042	(34,749)
Increase in accrued payroll taxes	23,267	-
Net cash (used) by operating activities	(429,882)	(442,233)

Cash flows from investing activities
Purchase of fixed assets	(2,053)	(7,498)
Purchase of intangible assets	-	(17,000)
Net cash (used) by investing activities	(2,053)	(24,498)

Cash flows from financing activities
Proceeds from sale of common stock	400,000	566,725
Principal payments on notes payable	(12,086)	-
Net cash provided by financing activities	387,914	566,725

Net increase (decrease) in cash	(44,021)	99,994
Cash - beginning	71,209	160,664
Cash - ending	$27,188	$260,658

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Minimum guaranteed payments for intangible assets:
Issuance of common stock	$4,411	$-

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The basis of the financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008.

Note 2: Organization and Description of Business

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

Note 3: Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Gamma Pharmaceuticals, Inc. (US corporation), and its wholly-owned subsidiary Gamma HK.  All significant

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

Computer equipment                                     3 years
Equipment                                                      3 years
Furniture and fixtures                                    7 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as June 30, 2008.

Intangible Assets
Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2008, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing and acquiring various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 – 15 years and will be reviewed annually for impairment.  Amortization will recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once production begins and the related revenues are recorded.

The Company acquired intangible assets from an officer of the Company during April 2006 and May 2007.  During the year ended March 31, 2008, the Company has commenced production on products and they have started amortization effective October 2007.  The amortization of the intangible assets is based on an estimated useful life of 10 years.

Concentrations
During the three months ended June 30, 2008 and 2007, one customer accounted for 100% and 100% of sales, respectively.  As of June 30, 2008 and March 31, 2008, one customer accounted for 100% and 100% of accounts receivable, respectively.

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

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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
Note 4: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,084,230 for the

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

three months ended June 30, 2008, with an accumulated loss of $7,498,006. The Company’s current liabilities exceed its current assets by $1,140,758 as of June 30, 2008.

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

Note 5: Inventory

Inventories consisted of the following:

June 30,
2008
Finished goods	$46,337
Work-in-process	82,260
Raw materials	57,269
Total	$185,866

Note 6: Prepaid Expenses

As of June 30, 2008, the Company had $37,428 in prepaid expenses.  The prepaid expenses relate to insurance.

Note 7: Fixed Assets

Fixed assets as of consisted of the following:

June 30,
2008
Computer equipment	$13,567
Equipment	12,825
Furniture and fixtures	1,087
Accumulated depreciation	(9,240)
$18,239

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

During the three months ended June 30, 2008 and 2007, the Company recorded depreciation expense of $1,995 and $585, respectively.

Note 8: Intangible Assets

On April 7, 2006,  the  Company  entered  into a  Technology  Transfer Agreement (the "Technology  Transfer  Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and  nutriceutical  products and personal care  products.  The transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently being marketed by other companies. The Company issued 9,045,900 shares of common stock under the Technology  Transfer  Agreement is recorded at the  estimated  fair value of the Transferred  Technology  totaling $5,951,250 and is included as an intangible asset on the balance sheet at June 30, 2008.

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

On August 5, 2006, the Company executed a license agreement with Jugular, Inc. for the use of their trade name through December 31, 2010 on two product lines in exchange for $31,400.  On July 2, 2007, the Company amended its license agreement with Jugular, Inc. to expand the scope of product lines.  Additionally, on August 29, 2007, the Company amended the license agreement and increased the term to 15 years with an automatic renewal for 5 year terms if the Company meets the minimum sales requirements.  On July 14, 2008, the Company executed an amended and restated agreement with Jugular to clarify the terms of the agreement and to consolidate the original agreement and its amendment in one agreement.  As part of the amendments to the license agreement, the Company agreed to issue a total of 110,000 shares of common stock, 17,000 warrants and $15,000 to be paid in cash.  The warrants shall be exercisable at any time until August 29, 2012 at a price of $1.00 per share.  As of March 31, 2008, the Company issued the shares of common stock, warrants and paid the cash of $15,000.  The Company is obligated to pay minimum guaranteed quarterly payments totaling $1,598,306 over a period of four years.  The present value of the total payments is $1,217,799 and the Company has capitalized this cost.  The Company has imputed interest at approximately 10% per annum and will amortize the interest over the four year period.  During the three months ended June 30, 2008, the Company recorded interest expense totaling $22,212 and paid cash of $12,086 and shares of common stock valued at $4,411 in guaranteed payments to Jugular, Inc.  As of June 30, 2008, the Company is in default and was renegotiating its agreement with Jugular, Inc.  Subsequently, the Company had cured the default and is current with its obligation to Jugular, Inc.  The total value of the amendment to the license agreement is $1,323,985.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

During the three months ended June 30, 2008 and 2007, the Company recorded amortization expense of $149,206 and $0, respectively.

Note 9: Debt and Equity Financing

The Company has entered into a series of revolving debt finance agreements in support of its sales and distribution objectives.

On August 30, 2006, the Company signed an agreement with Marquette Finance Company whereby Marquette shall provide the Company with revolving accounts receivable financing facility to a current limit of up to $1,000,000. The limit may be increased or decreased at the discretion of Marquette. The facility is a full recourse debt arrangement to the Company and required personal guarantees from the current directors.

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

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

As of June 30, 2008, the Company has not yet utilized the financing facilities discussed above. The debt financing facilities, as described above, remain available to the Company on a stand-by basis.

Note 10: Equity

Effective  May 15, 2006,  the Company  declared a stock  dividend of 18 shares for each share of its common  stock  which has the effect of a 19 for one stock  split,  resulting  in  10,071,000  shares  of  common  stock  issued  and outstanding.  The stock split has been reflected in the accompanying financial statements by retroactively restating all shares and per share amounts.

During May 2008, the Company authorized its amendment to the articles of incorporation and increased its authorized capital from 500,000 shares of $0.001 preferred stock to 2,000,000 shares of $0.001 preferred stock and from 20,000,000 shares of $0.001 common stock to 100,000,000 shares of $0.001 common stock.

The Company raised funds via private placement (the “August 2006 Private Placement”).  Each unit consists of one share of common stock, one Series A warrant, one Series B warrant and one Series C warrant and is sold at $0.75 per unit.  The warrants were sold in three series and expire in 5 years. The Series A warrants are exercisable for cash at an exercise price of $0.75 per share. The Series B warrants are exercisable for cash at an exercise price of $1.00 per share. The Series C warrants are exercisable for cash at an exercise price of $1.25 per share.  The warrants vest immediately upon issuance.  The exercise prices of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock at a per share price less than the exercise price of the warrants. The Company anticipates using these proceeds to commence implementation of the Company’s growth strategy and for general working capital purposes.

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

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

The offer and sale of the shares of common stock, the warrants and the shares of common stock underlying the warrants were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

This offering was formally closed on June 30, 2008.

During the three months ended June 30, 2008, the Company sold 533,333 shares of our common stock and 1,599,999 common stock purchase warrants to several accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $400,000 for the common stock and up to $1,599,999 should all of the warrants be exercised for cash. As of June 30, 2008, only 197,500 shares were issued to one investor and the remaining 335,833 shares have not been issued and are recorded in stock payable.  The warrant certificates have been issued and are reflected in the warrant disclosures.

On May 1, 2008, the Company issued 3,529 shares of common stock to Jugular, Inc. as part of the guaranteed quarterly payments.  The shares were valued at the fair market value of the stock at $4,411.

On May 1, 2008, the Company issued 34,000 shares of common stock to an entity for legal services rendered.  The shares were valued at the fair market value of the stock at $42,500.

On May 1, 2008, the Company issued a total of 5,000 shares of common stock to individuals for consulting services rendered.  The shares were valued at the fair market value of the stock at $6,250.

Note 11: Stock Warrants

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2008 and changes during the nine months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at March 31, 2008	8,194,396	$ 1.00
Granted	1,239,999	$ 1.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at June 30, 2008	9,434,395	$ 1.00
Warrants exercisable at March 31, 2008	8,194,396	$ 1.00
Warrants exercisable at June 30, 2008	9,434,395	$ 1.00

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2008:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.75	3,144,825	4.02	$ 0.75
$ 1.00	3,153,285	4.02	$ 1.00
$ 1.25	3,136,285	4.02	$ 1.25
	9,434,395	4.02	$ 1.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.75	3,144,825	$ 0.75
$ 1.00	3,153,285	$ 1.00
$ 1.25	3,136,285	$ 1.25
	9,434,395	$ 1.00

Note 12:  Agreements

On April 1, 2008, the Company entered into a marketing support agreement with an unrelated third party for a period of two years.  The individual will receive commissions of 1% based on collection of receivables for a period of six months from the start of a referred buyer and 1% upon achievement of the sales forecast for each quarter.  The individual will receive a 5% commission on collection of receivables from buyers in their territory.  The total commissions are not to exceed $4,000 per month.  During the year ended March 31, 2008, the Company has issued a total of 100,000 shares of common stock to this individual and has recorded the value of $225,000 as prepaid stock compensation.  During the three months ended June 30, 2008, the Company recorded consulting expense of $28,125.

On May 7, 2008, the Company entered into a finder agreement with an individual for equity financing.  For each $100,000 this individual raises, he will receive 20,000 shares of common stock.  During the three months ended June 30, 2008, he raised a total of $50,000 for the Company and earned 10,000 shares of common stock valued at $16,000.  As of June 30, 2008, the shares have not been issued and are recorded in accounts payable.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

On June 2, 2008, the Company entered into a consulting agreement with an entity for a six month term.  The consultant will receive a monthly payment of $6,000 for the first three months and $9,000 for the last three months of the agreement.  Additionally, the consultant will receive 150,000 shares of common stock valued at $256,500.  The shares were valued at the fair market value of the stock.  During the three months ended June 30, 2008, the Company recorded consulting expense of $6,000 for the cash portion and $42,750 for the equity portion of the agreement.  As of June 30, 2008, the shares have not been issued and are recorded in accounts payable.

Note 13:  Related Party Transactions

On August 30, 2007, the Company established an executive variable compensation pool plan. The maximum award amounts vary per quarter and in some quarters are based on a percentage of net revenue. The plan is administered by the Chief Executive Officer (CEO). At the end of each quarter the CEO will determine the amount of the award and whether it will be paid in cash or shares of common stock.

During the quarter ended June 30, 2008, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $156,375 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $81,125 will be rolled over to the variable compensation pool plan for the next quarter.  As of June 30, 2008, the shares have not been issued and the cash was not paid and are recorded as accrued executive compensation.

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

As of June 30, 2008, the Company owed a total of $775,198 to the officers of the Company for accrued salaries.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 14: Subsequent Events

Sale of Equity

On June 17, 2008, the Company executed a Securities Purchase Agreement with Kenridge Holdings LLC (“Kenridge”).  Pursuant to the Securities Purchase Agreement, Kenridge agreed to purchase 1,333,333 shares of common stock for a total purchase price of $1,000,000 or $0.75 per share.  Subsequent to the quarter ended June 30, 2008, the Company received $500,000 from Kenridge in exchange for 666,666 shares of common stock and 1,999,998 warrants.

In July 2008, the Company issued a total of 462,499 shares of common stock for cash received from February to June 2008 and reduced the entire balance of stock payable account by $346,876.

Executive Compensation

In July 2008, the Company issued a total of 56,249 shares of common stock to its officers and directors as a bonus.  The shares were valued at the fair market value of the stock at $76,499.  Additionally, the Company issued 56,251 shares of common stock to its officers for variable compensation pool plan award which was declared for the quarter ended December 31, 2007.

Consulting Agreements

On July 1, 2008, the Company executed a six month consulting agreement with an entity.  The Company issued 150,499 shares of common stock for services.  The shares were valued at the fair market value of the stock at $209,191.

In July 2008, the Company issued 15,000 shares of common stock considered a bonus for a consultant.  The shares were valued at the fair market value of the stock at $20,400.

In July 2008, the Company issued 7,893 shares of common stock considered for accounting services rendered.  The shares were valued at the fair market value of the stock at $12,000.

In July 2008, the Company issued 10,000 shares of common stock related to the finder agreement entered into on May 7, 2008.

In July 2008, the Company issued 150,000 shares of common stock related to the consulting agreement entered into on June 2, 2008.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report.  References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Gamma”, “the Company”, and similar terms refer to Gamma Pharmaceuticals Inc. and its wholly owned subsidiary Gamma Pharmaceuticals (HK) Ltd. unless otherwise expressly stated or the context otherwise requires.

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

We have a license agreement with Jugular, Inc., an established brand development and management company.  Jugular granted us the exclusive right to use the Licensor Marks (all Trademarks for the mark JUGULAR owned by Jugular, Inc.) on or in association with certain products as well as on packaging, promotional, and advertising material.

In the period ended December 31, 2007, we shipped our first products.  Sales have been made to a major national retail account for a product utilizing Gamma's proprietary Gel Technology, in a gumdrop product form.  During the period ended September 30, 2007, we launched our Product Distributor / Broker Management Program.  Agreements have been signed that establish Gamma's national network of product brokers and distributors in the United States.  We have appointed a consultant to supervise product distribution and field promotion activities in the US.

We have incurred losses since inception.  For the first quarter ended June 30, 2008, we had a net loss of $1,084,230 as compared to a net loss of $314,233 for the quarter ended June 30, 2007.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

On December 24, 2007, our common stock began trading on the Financial Industry Regulatory Authority's (FINRA) Over-the-Counter Bulletin Board under the symbol GMPM.OB.

On June 17, 2008, we executed a Securities Purchase Agreement with Kenridge Holdings LLC (“Kenridge”).  Pursuant to the Securities Purchase Agreement, Kenridge agreed to purchase 1,333,333 shares of our restricted common stock for a total purchase price of $1,000,000 or $0.75 per share.  In connection with the Securities Purchase Agreement, we agreed to issue Kenridge 1,333,333 series “A” warrants exercisable at $0.75 per share; 1,333,333 series “B” warrants exercisable at $1.00 per share; and 1,333,333 series “C” warrants exercisable at $1.25 per share.  The warrants have a five year exercise right.  Subsequent to the quarter ended June 30, 2008, we received $500,000 from Kenridge in exchange for 666,666 shares of the 1,333,333 shares of our restricted common stock, 666,666 series “A” warrants (of the 1,666,666 series “A”), 666,666 series “B” warrants (of the 1,666,666 series “B”) and 666,666 series “C” warrants (of the series “C”).

Our Strengths

We believe we have the following competitive strengths that could enable us to capitalize on the large, fragmented and growing market for our Gel based products:

•	Fully integrated platform for sustainable growth
•	Diverse product categories that provide operating flexibility
•	Recognizable brand names that can be leveraged for additional growth
•	Geographic diversity to mitigate market risk concentration
•	Demonstrated ability to identify and commercialize opportunities
•	Experience and results oriented management team
•	Retail account presents with major US retail pharmacy chain.

Results of Operations for the three months ended June 30, 2008.

The following table summarizes selected items from the statement of operations at June 30, 2008 compared to June 30, 2007.

SALES AND COST OF GOODS SOLD:

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	$	%
Sales	$27,889	$2,659	$25,230	949%

Cost of Goods Sold	23,667	4,601	19,066	414%

Gross Profit (loss)	4,222	(1,942)	6,164	317%

Gross Profit (loss) Percentage of Sales	15%	(73%)	--	--

Sales

Our sales for the three months ended June 30, 2008 were $27,889 compared to sales of $2,659 in the three months ended June 30, 2007.  This resulted in an increase in sales of $25,230, or 949%, from the same period a year ago.  The increase in our sales in the three months ended June 30, 2008 is a result of the increase in the amount of orders we have from one of our major customers.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold for the three months ended June 30, 2008 was $23,667, an increase/decrease of $19,066, or 414% from $4,601 for the three months ended June 30, 2007.  The increase in our cost of goods sold is a result of three small batch size production runs.  We are continuing to update and upgrade our product line and we closely monitor the cost of all of our products.  Gross profit margins increased by 88% from the prior fiscal quarter because the Company has begun to commercialize its product line and manufacturing products to meet demand.

EXPENSES:

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	$	%
Expenses:
Consulting – stock-based	$6,250	$-	$6,250	-
Consulting – shares to be issued	58,750	-	58,750	-
Consulting	86,066	58,910	27,156	46%
Executive compensation – stock based	156,375	-	156,375	-
Executive compensation	190,000	90,000	100,000	111%
General and administrative – stock based	42,500	-	42,500	-
General and administrative	526,469	164,192	362,277	221%
Total operating expenses	1,066,410	313,102	753,308	241%

(Loss) from operations	(1,062,188)	(315,044)	(747,144)	237%

Other income (expense):
Interest income	294	811	(517)	(64%)
Interest expense	(22,336)	-	22,094	-
Total other income (expense)	(22,042)	811	(22,853)	(2,818%)

Net (loss)	$(1,084,230)	$(314,233)	$769,997	245%

Consulting Expenses

Consulting fees for the three months ended June 30, 2008 were $151,066, an increase of $92,156, or 156%, from $58,910 for the three months ended June 30, 2007.  The increase in consulting fees was the result of increased operational activity.

Executive Compensation

Executive compensation for the three months ended June 30, 2008 were $346,375, an increase of $256,375, or 285%, from $90,000 for the three months ended June 30, 2007.  The increase in executive compensation was the result of the variable compensation pool awards that were declared during this quarter and an increase in the base salaries of the executives.

General and Administrative Expenses

General and administrative fees for the three months ended June 30, 2008 were $568,969, an increase of $404,777, or 247%, from $164,192 for the three months ended June 30, 2007.  The increase in general and administrative expenses was the result of increased operational activity.

(Loss) from Operations

The loss from operations for the three months ended June 30, 2008 was $1,062,188, versus a loss from operations of $315,044 for the three months ended June 30, 2007, a change in loss from operations of $747,144.  The increase in the loss from operations in the first quarter of 2008 was the result of an increase in overhead relating to preparation for national product launches scheduled for the autumn of 2008.

Net (Loss)

Our net loss for the three months ended June 30, 2008 was $1,084,230, an increase of $769,997, or 245%, from $314,233 for the three months ended June 30, 2007.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

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

In China, the economy has grown between 8% and 10% in each year of this decade.  According to the Frost & Sullivan, total expenditures on pharmaceuticals products in China are expected to reach $125 billion in 2011.  IMS Health estimates that China will become the second largest pharmaceuticals market in the world by 2020.  Expenditures on health supplements for health maintenance and disease prevention were estimated to have been approximately $9.10bn in 2006 and are expected to double to approximately $13.4bn by 2010 according to a report entitled, The Health Food / Dietary Supplements Market in China, published by the Commercial Services Unit of the US Embassy, Beijing.  In the United States, LOHAS is the fastest growing market in the nutritional supplement category, and according to research reports from The National Marketing Institute, 68 million Americans are LOHAS consumers.  Consumer spending by LOHAS consumers was estimated to have been $118bn on personal health products in 2005.  According to the LOHAS Market Review, the U.S. LOHAS market grew by approximately 1% new joiners and 10% new spending per year.  At that level of spending, the wellness products category accounts for approximately 25% of the spending amongst the LOHAS consumer category.

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

On July 14, 2008, we amended our license agreement with Jugular, Inc.  The purpose of the amendment is to clarify ambiguities which were created through the various amendments.  The July 14, 2008 amendment is intended to supersede and replace the previous Licensor/Licensee Agreement, the Amended License Agreement, and the Second Amendment to License Agreement.  Jugular granted us the exclusive right to use the Licensor Marks (all Trademarks for the mark JUGULAR owned by Jugular, Inc.) on or in association with certain products as well as on packaging, promotional, and advertising material.  The initial term  of the agreement shall extend from the effective date of August 5, 2007 until the expiration date of August 5, 2021.  The intitial term shall automatically renew for a subsequent 5 year period, if certain requirements are met, as set forth in the agreement.  A copy of the amendment is attached hereto as Exhibit 10.16.

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

We developed our corporate infrastructure as a marketing and sales organization. We will not initially seek to acquire manufacturing in China or the United States but will instead look to leverage our management's contacts and  expertise to outsource  manufacturing to a third party original equipment manufacturer ("OEM").  We believe this will provide us with an advantage in cost of goods sold manufacturing margins and improve our return on assets.  We may, in the future, look to acquire or partner more closely with a single manufacturer for certain products or for product distribution.  Our objective is to utilize our management's marketing and sales abilities and resources to generate revenue and establish a market presence in key product categories that can be expanded as we develop local capacity in Asia.  Our aim is to establish a known and recognized product brands that, we believe, will attract attention from local suppliers and retailers who will seek to carry our product offerings.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2008 and March 31, 2008.

	June 30,	March 31,	Increase/Decrease
	2008	2008	$		%

Current Assets	$251,343	$284,564		$(33,221)	(12%)

Current Liabilities	$1,392,101	$944,592		$447,509	47%

Working Capital (deficit)	$(1,140,758)	$(660,028)		$(480,730)	73%

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

As of June 30, 2008, we continued to use equity sales and debt financing to provide the capital we need to run our business.  In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  For the three months ended June 30, 2008, we successfully raised $400,000 by way of a private placement.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

On June 17, 2008, we executed a Securities Purchase Agreement with Kenridge Holdings LLC (“Kenridge”).  Pursuant to the Securities Purchase Agreement, Kenridge agreed to purchase 1,333,333 shares of our restricted common stock for a total purchase price of $1,000,000 or $0.75 per shares.  In connection with the Securities Purchase Agreement, we agreed to issue Kenridge 1,333,333 series “A” warrants exercisable at $0.75 per share; 1,333,333 series “B” warrants exercisable at $1.00 per share; and 1,333,333 series “C” warrants exercisable at $1.25 per share.  Subsequent to the quarter ended June 30, 2008, we received $500,000 from Kenridge in exchange for 666,666 shares of the 1,333,333 shares of our restricted common stock, 666,666 series “A” warrants (of the 1,666,666 series “A”), 666,666 series “B” warrants (of the 1,666,666 series “B”) and 666,666 series “C” warrants (of the series “C”).

Financing.  On August 30, 2006, we executed an agreement with Marquette Finance Company, whereby Marquette agreed to provide us with revolving accounts receivable financing facility to a current limit of up to $1,000,000.  The limit may be increased or decreased at the discretion of Marquette.  The facility is a full recourse debt arrangement to us and required  personal guarantees from our current directors.

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

As of June 30, 2008, we have not yet utilized the financing facilities discussed above but remain available to us on a stand-by basis.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2008, our cash balance was $27,188.  Our plan for satisfying our cash requirements for the next twelve months is from our agreement with Kenridge, through additional sales of our common stock, third party financing, and/or traditional bank financing.  As of July 2008, we received $500,000 from Kenridge pursuant to our agreement dated June 17, 2008.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We currently have 6 full time employees in China and the United States.  We intend to hire additional full time employees to fill specific functions in our organization as product sales commence and our operations expand.  We will also hire part-time or independent contractors in connection with certain projects in Greater China and the United States.  We expect to have full-time-equivalent employees working directly for our distributors, manufacturers, and advertising and public relations agencies.  We will vary employment as product demand dictates.  We have planned to expand our full time employment over the next 12 months to meet our existing or anticipated operational needs.

Consulting Agreements

Tygar Consulting. On August 1, 2007, we entered into a Consulting Agreement with Tygar Consulting.  Tygar Consulting has knowledge and expertise in the field of edible films and gels and has agreed to consult with and advise the Company from time to time as requested by the Company.  The Company agreed to compensate Tygar with $3,500 per month.  The term of the agreement commenced on August 1, 2007 and terminated on July 31, 2008.

Ronald Balducci.  On October 23, 2007, we entered into a Consulting Agreement with Ronald Balducci, wherein Mr. Balducci agreed to undertake certain administrative and office work as it relates to our market development, product development, geographic distribution (including Asia) and corporate finance matters.  We agreed to compensate Mr. Balducci with $2,500 per month and in addition to the dollar compensation, Mr. Balducci may receive equity shares of the Company.  The term of the agreement is on a month-to-month basis and commenced on October 23, 2007.  On June 1, 2008, we increased Mr. Balducci’s compensation to $5,000 per month and he will continue his services on a month-to-month basis.

CEOcast, Inc.  On June 2, 2008, we entered into a Consulting Agreement with CEOcast, Inc., wherein CEOcast agreed to provide the Company with investor relations services.  We agreed to pay CEOcast $6,000 for first month’s payment and 150,000 shares of restricted common stock (issued on July 14, 2008).  In addition, we agreed to pay CEOcast $6,000 on or before the 2nd day of each of July and August and commencing on September 2, 2008, we will pay CEOcast $9,000 per month for September, October and November.  The term of the agreement is for six (6) months terminating on December 2, 2008.

Black Cat Consulting, Inc.  On July 1, 2008, we entered into a Consulting Agreement with Black Cat Consulting, Inc., wherein Black Cat agreed to provide the Company with strategic and financial consulting services.  We agreed to compensate Black Cat 150,499 shares of our restricted common stock (issued on July 14, 2008).  The term of the agreement is for six (6) months terminating on January 1, 2009.

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

Finder Agreement

On May 7, 2008, we entered into a Finder Agreement with Knute Alger, wherein Mr. Alger agreed to introduce the Company to certain financing sources known to or identified by Mr. Alger relating to a potential financing (“transaction”) involving the Company.  If we close on a Transaction wherein Mr. Alger identified the source of financing, we will pay Mr. Alger, upon closing of the Transaction, 20,000 shares of our restricted common stock per $100,000 raised.  The agreement may be terminated at any time by either party.  During the three months ended June 30, 2008, Mr. Alger earned 10,000 shares of our common stock.  The 10,000 shares were issued to Mr. Alger on July 14, 2008.

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

Critical Accounting Policies

Intangible Assets
Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2008, the Company believes there is no impairment of its intangible assets.

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

The Company acquired intangible assets from an officer of the Company during April 2006 and May 2007.  During the year ended March 31, 2008, the Company has commenced production on products and they have started amortization effective October 2007.  The amortization of the intangible assets is based on an estimated useful life of 10 years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

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

RISKS RELATING TO OUR COMPANY.

We are required to make accounting estimates and judgments in preparing our consolidated financial statements.

In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events, or cannot be calculated with a high degree of precision from data available.  In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment.  The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, warranty and repair costs, derivatives, and asset impairments.  Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at June 30, 2008, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through future equity private placements, with traditional financing firms and/or with an industry partner, or debt facilities.

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

As of June 30, 2008, we had $27,188 in cash.  Our management plans to raise additional equity capital to begin executing our business plan, but there can be no assurance that we will be able to raise such funds.  Even if we are able to raise additional capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments.  Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of nutriceuticals, such as those sold by us, are subject to regulation by a number of federal, state and local agencies, principally, the FDA, and the FTC, as well as foreign agencies in areas where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

·	initiating investigations;

·	issuing warning letters and cease and desist orders;

·	requiring corrective labeling or advertising;

·	requiring consumer redress, such as requiring that a company offer to repurchase products previously sold to consumers;

·	seeking injunctive relief or product seizures; and

·	imposing civil penalties or commencing criminal prosecution.

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

We expect that the majority of our China sales will be denominated in Renminbi and our domestic sales will be denominated primarily in U.S. dollars.  In addition, we expect to incur a portion of our cost of sales in Euros, U.S. dollars, Australian Dollars and Canadian Dollars in the course of our purchase of imported production equipment and raw materials.  Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People's Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable.  However, starting from July 21, 2005, the PRC government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies.  As a result, the Renminbi is no longer directly pegged to the U.S. dollar.  The exchange rate of the U.S. dollar against the Renminbi was adjusted from approximately RMB8.28 per U.S. dollar on July 20, 2005 to RMB6.86 per U.S. dollar on August 13, 2008.  The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

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

Our principal stockholders, current executive officers and directors together beneficially own approximately 63% of our common stock.  Accordingly, if acting together, these stockholders will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring stockholder approval, will prevail in matters requiring stockholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business.  As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder action, including approval of significant corporate transactions.  In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. See "Security Ownership of Certain Beneficial Owners and Management" for information about the ownership of common stock by our current executive officers, directors and principal stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On April 9, 2008, we issued a total of 43,600 shares of our common stock to the following:

Name	No. of Shares	Reason
Daniel Meaney	6,500	Services
Ronald Balducci	30,000	Services
Accuity Financial Inc.	7,100	Services

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

On April 9, 2008, we issued a total of 300,000 shares of our common stock to the following:

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

On April 9, 2008, we issued 16,000 shares of our common stock to Stoecklein Law Group for services rendered to the Company.  The 16,000 shares issued were registered in a Registration Statement on Form S-8 filed on April 24, 2008.

On April 9, 2008, we issued 7,100 shares of our common stock to Accuity Financial, Inc. for services provided to the Company.  The 7,100 shares of common stock were registered in a Registration Statement on Form S-8 filed on April 24, 2008.

On May 1, 2008, we issued  34,000 shares of our restricted common stock to Stoecklein Law Group for services rendered to the Company.  The 34,000 shares were registered in a Registration Statement on Form S-8 on April 24, 2008.

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

During the three months ended June 30, 2008, we sold 533,333 units consisting of 533,333 shares of common stock, 533,333 series A warrants (exercise price of $0.75 per share), 533,333 series B warrants (exercise price of $1.00 per share) and 533,333 series C warrants (exercise price of $1.25 per share) to accredited investors for a total purchase price of $400,000, all of which was paid in cash.  All warrants are exercisable for 5 years.  Of the 533,333 shares of common stock, 197,500 shares were issued as of June 30, 2008 and the remaining 335,833 shares were subsequently issued on July 14, 2008.  We believe that the issuance and sale of the securities (common stock and common stock purchase warrants) were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The Securities were issued directly by us and did not involve a public offering or general solicitation.  The recipient of the securities is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.  The recipient, and/or his representatives, was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and Exchange Act reports.  The Company reasonably believes that the recipient, immediately prior to receiving the securities, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of his investment.

Subsequent Issuances

Pursuant to the Securities Purchase Agreement with Kenridge, dated June 17, 2008, we issued 666,666 shares of our common stock, 666,666 series “A” warrants, 666,666 series “B” warrants and 666,666 series “C” warrants to Kenridge on July 14, 2008 for a total purchase price of $500,000, all of which was paid in cash.  We believe that the issuance and sale of the securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The Securities were issued directly by us and did not involve a public offering or general solicitation.  The recipient of the securities is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.  The recipient, and/or his representatives, was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and Exchange Act reports.  The Company reasonably believes that the recipient, immediately prior to receiving the securities, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of his investment.  The recipient, and/or their representatives had the opportunity to speak with our management on several occasions prior to their investment decision.

On July 14, 2008, we issued a total of 112,500 shares of our restricted common stock to our three officers and directors (56,249 shares were issued as a bonus and the remaining 56,251 shares were issued pursuant to an award that was declared for the quarter ended March 31, 2008 from the executive variable compensation pool plan) as follows:

Name	No. of Shares
Peter W. Cunningham	56,250
Joseph Cunningham	28,125
Hao Zhang	28,125

On July 14, 2008, we issued a total of 333,392 shares of our common stock to the following:

Name	No. of Shares	Reason
Black Cat Consulting Inc.	150,499	Services
TKM Accounting Services	7,893	Services
Knute Alger	10,000	Services
Rachel Glicksman	150,000	Services (issued to Ms. Glicksman, as instructed by CEOcast pursuant to their consulting agreement dated 6/02/08)
Ronald Balducci	15,000	Services

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

Item 3.                             Defaults Upon Senior Securities.

None.

Item 4.                             Submission of Matters to a Vote of Security Holders.

None.

Item 5.                             Other Information.

Financing Transaction

On June 17, 2008, we executed a Securities Purchase Agreement with Kenridge Holdings LLC (“Kenridge”).  Pursuant to the Securities Purchase Agreement, Kenridge agreed to purchase 1,333,333 shares of our restricted common stock for a total purchase price of $1,000,000 or $0.75 per shares.  The $1,000,000 was funded into an escrow account to be disbursed to us when we furnish escrow with the shares of common stock.

In connection with the Securities Purchase Agreement, we agreed to issue Kenridge 1,333,333 series “A” warrants exercisable at $0.75 per share; 1,333,333 series “B” warrants exercisable at $1.00 per share; and 1,333,333 series “C” warrants exercisable at $1.25 per share.  The warrants have a five year exercise right.

Subsequent to the quarter ended June 30, 2008, we received $500,000 from Kenridge in exchange for 666,666 shares of the 1,333,333 shares of our restricted common stock, 666,666 series “A” warrants (of the 1,666,666 series “A”), 666,666 series “B” warrants (of the 1,666,666 series “B”) and 666,666 series “C” warrants (of the series “C”).

Copies of the securities purchase agreement, warrant agreement and escrow agreement are attached hereto as Exhibits 10.13, 10.14 and 10.15.

Amended and Restated License Agreement with Jugular, Inc.

On July 14, 2008, we amended our license agreement with Jugular, Inc.  The purpose of the amendment is to clarify ambiguities which were created through the various amendments.  The July 14, 2008 amendment is intended to supersede and replace the previous Licensor/Licensee Agreement, the Amended License Agreement, and the Second Amendment to License Agreement.  Jugular granted us the exclusive right to use the Licensor Marks (all Trademarks for the mark JUGULAR owned by Jugular, Inc.) on or in association with certain products as well as on packaging, promotional, and advertising material.  The initial term  of the agreement shall extend from the effective date of August 5, 2007 until the expiration date of August 5, 2021.  The intitial term shall automatically renew for a subsequent 5 year period, if certain requirements are met, as set forth in the agreement.  A copy of the amendment is attached hereto as Exhibit 10.16.

Press Releases

On May 15, 2008, we announced that we have commenced our export program with China.

On May 19, 2008, we announced that the Western United States Agricultural Trade Association has approved the Company for up to $300,000 in annual reimbursement for eligible marketing and promotional activities in China.

On June 10, 2008, we announced that we started national distribution of our Brilliant Choice® and Savvy® brands.

On June 13, 2008, we announced that our Brilliant Choice® and Savvy® brands have been selected for distribution by DPI Midwest, a distributor of nutritional products.

On July 16, 2008, we announced that we will exhibit our nutritional supplements at the 8th Annual Fashion Baby Maternal Infant-Children Products Expo in China from July 17-19th in Shanghai, China.

Item 6.                             Exhibits.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

10.9	Executive Employment Agreement- Peter Cunningham dated August 31, 2007		10-QSB	9/30/07	10.9	11/14/07

10.10	Executive Employment Agreement- Joseph Cunningham dated August 31, 2007		10-QSB	9/30/07	10.10	11/14/07

10.11	Executive Employment Agreement- Hao Zhang dated August 31, 2007		10-QSB	9/30/07	10.11	11/14/07

10.12	Compensation Pool Plan		10-QSB	9/30/07	10.12	11/14/07

10.13	Securities Purchase Agreement- Kenridge Holdings LLC dated June 17, 2008	X

10.14	Escrow Agreement- Kenridge Holdings LLC dated June 17, 2008	X

10.15	Warrant Agreement- Kenridge Holdings LLC dated June 17, 2008	X

10.16	Amended and Restated License Agreement with Jugular, Inc. dated July 14, 2008	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Audit Committee Charter		10-KSB	3/31/07	99.1	7/06/07

99.2	Compensation Committee Charter		10-KSB	3/31/07	99.2	7/06/07

99.3	Code of Ethics for Directors		10-KSB	3/31/07	99.3	7/06/07

99.4	Code of Ethics for the Chairman, Chief Executive Officer, and Senior Financial Officers		10-KSB	3/31/07	99.4	7/06/07

99.5	Press Release dated May 15, 2008	X

99.6	Press Release dated May 19, 2008	X

99.7	Press Release dated June 10, 2008	X

99.8	Press Release dated June 13, 2008	X

99.9	Press Release dated July 16, 2008	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMA PHARMACEUTICALS INC.
(Registrant)

By:/s/Joseph Cunningham
      Joseph Cunningham, Chief Financial Officer
      (On behalf of the registrant and as
       principal financial officer)

Date: August 14, 2008