Form 10-Q
period 2008-09-30
Gamma Pharmaceuticals Inc
filed 2008-11-26
CIK 904146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 25, 2008, was 19,297,968 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Gamma Pharmaceuticals, Inc.
Consolidated Balance Sheets

	September 30,	March 31,
	2008	2008
	(Unaudited)
Assets

Current assets:
Cash	$-	$71,209
Accounts receivable	2,158	47,451
Inventory	210,799	128,131
Prepaid expenses	4,185	37,773
Total current assets	217,142	284,564

Fixed assets, net	21,154	18,180
Website	43,838	-
Intangible assets, net	6,306,222	6,604,634

Total assets	$6,588,356	$6,907,378

Liabilities and Stockholders' Equity

Current liabilities:
Checks issued in excess of cash	$5,180	$-
Accounts payable and accrued expenses	185,861	224,770
Accrued compensation	800,988	492,156
Accrued payroll taxes	57,370	30,575
Current portion of long term notes payable, net	262,390	197,091
Total current liabilities	1,311,789	944,592

Long-term liabilities
Notes payable, net	508,580	580,350
Total long-term liabilities	508,580	580,350

Total liabilities	1,820,369	1,524,942

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 18,571,908 issued and 18,564,485 outstanding
and 16,759,399 shares issued and outstanding
at September 30, 2008 and March 31, 2008, respectively	18,565	16,759
Additional paid in capital	13,453,745	11,900,452
Stock payable	100,000	95,001
Prepaid stock compensation	(254,250)	(225,000)
Accumulated deficit	(8,550,073)	(6,404,776)
Total stockholders' equity	4,767,987	5,382,436

Total liabilities and stockholders' equity	$6,588,356	$6,907,378

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$3,646	$-	$31,535	$2,659

Cost of goods sold:
Materials	2,009	4,752	17,693	9,353
Labor	-	-	6,672	-
Freight	714	-	2,025	-
Total cost of goods sold	2,723	4,752	26,390	9,353

Gross profit (loss)	923	(4,752)	5,145	(6,694)

Expenses:
Consulting - stock-based	117,433	-	182,433	-
Consulting	196,869	298,199	282,935	357,109
Executive compensation - stock-based	76,499	-	232,874	-
Executive compensation - shares to be issued	101,250	-	101,250	-
Executive compensation	192,041	391,395	382,041	481,395
General and administrative expenses - stock-based	12,000	-	54,500	-
General and administrative expenses	344,264	217,881	870,733	383,169
Total expenses	1,040,356	907,475	2,106,766	1,221,673

(Loss) from operations	(1,039,433)	(912,227)	(2,101,621)	(1,228,367)

Other income (expense):
Interest income	398	2,877	692	4,784
Interest expense	(22,032)	-	(44,368)	-
Total other income (expense)	(21,634)	2,877	(43,676)	4,784

(Loss) before provision for income taxes	(1,061,067)	(909,350)	(2,145,297)	(1,223,583)

Provision for income taxes	-	-	-	-

Net (loss)	$(1,061,067)	$(909,350)	$(2,145,297)	$(1,223,583)

Weighted average number of common
shares outstanding - basic and fully diluted	18,341,923	12,503,120	17,634,994	12,443,057

Net (loss) per share - basic and fully diluted	$(0.06)	$(0.07)	$(0.12)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	September 30,
	2008	2007

Cash flows from operating activities
Net (loss)	$(2,145,297)	$(1,223,583)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and amortization	302,793	2,653
Shares issued for services	110,186	291,699
Shares issued for executive compensation	189,000	-
Amortization of debt discount	44,112	-
Amortization of prepaid stock compensation	227,250	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	45,293	-
(Increase) in inventory	(82,668)	(40,186)
Decrease (increase) in prepaid expenses	33,588	(30,775)
Increase in checks issued in excess of cash	5,180	-
Increase (decrease) in accounts payable and related party payable	(38,909)	18,229
(Decrease) in payable to related parties	-	(24,378)
Increase in accrued compensation	308,832	261,605
Increase in accrued payroll taxes	26,795	22,733
Net cash (used) by operating activities	(973,845)	(722,003)

Cash flows from investing activities
Purchase of fixed assets	(7,354)	(22,673)
Purchase of website	(43,838)	-
Purchase of intangible assets	-	(32,000)
Net cash (used) by investing activities	(51,192)	(54,673)

Cash flows from financing activities
Proceeds from sale of common stock	1,000,000	720,725
Principal payments on notes payable	(46,172)	-
Net cash provided by financing activities	953,828	720,725

Net (decrease) in cash	(71,209)	(55,951)
Cash - beginning	71,209	160,664
Cash - ending	$-	$104,713

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Minimum guaranteed payments for intangible assets:
Issuance of common stock	$4,411	$91,186
Issuance of shares for stock payable	$-	$827,225
Issuance of shares for prepaid stock compensation	$256,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The basis of the financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

On December 8, 2006, our Hong Kong subsidiary company, Gamma Pharmaceuticals (HK) Ltd., established Gamma Pharmaceuticals (HK) Limited Beijing Representative Office, in Beijing China.  The Representative Office will represent Gamma Pharmaceuticals (HK) Ltd., interests in China.  All invoicing and commercial arrangements for China will be contracted through our Hong Kong subsidiary company.

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

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

Computer equipment                                      3 years
Equipment                                                      3 years
Furniture and fixtures                                     7 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as September 30, 2008.

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to Statement of Position 98-1 and Emerging Issues Task Force 00-20.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.  The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once the website is completed and is fully operational.

Intangible Assets
Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2008, the Company believes there is no impairment of its intangible assets.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

Concentrations
During the six months ended September 30, 2008 and 2007, one customer accounted for 100% and 100% of sales, respectively.  As of September 30, 2008 and March 31, 2008, one customer accounted for 100% and 100% of accounts receivable, respectively.

The Company was advised by its sole customer that elements of the packaging graphics that the customer required the Company to create under the agreement for private label products were objected to by the Federal Trade Commission and that the packaging graphics had to be changed.  The sole customer has removed all products from their shelves and the Company has stopped production on their products.  The Company has produced new graphics that have been approved by its sole customer who states that the new graphics are in compliance with the Federal Trade Commission instructions.

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

Note 4: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $2,145,297 for the six months ended September 30, 2008, with an accumulated loss of $8,550,073. The Company’s current liabilities exceed its current assets by $1,094,647 as of September 30, 2008.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

Management’s plan, in this regard, is to raise financing of approximately $6,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

Note 5: Inventory

Inventories consisted of the following:

September 30,
2008
Finished goods	$ 169,889
Work-in-process	17,266
Raw materials	23,644
Total	$ 210,799

Note 6: Prepaid Expenses

As of September 30, 2008, the Company had $4,185 in prepaid expenses.  The prepaid expenses relate to marketing costs that will be expensed in December 2008.

Note 7: Fixed Assets

Fixed assets as of consisted of the following:

September 30,
2008
Computer equipment	$ 18,868
Equipment	12,825
Furniture and fixtures	1,087
Accumulated depreciation	(11,626)
$ 21,154

During the six months ended September 30, 2008 and 2007, the Company recorded depreciation expense of $4,380 and $2,653, respectively.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 8: Intangible Assets

On April 7, 2006,  the  Company  entered  into a  Technology  Transfer Agreement (the "Technology  Transfer  Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and  nutriceutical  products and personal care  products.  The transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently being marketed by other companies. The Company issued 9,045,900 shares of common stock under the Technology  Transfer  Agreement is recorded at the  estimated  fair value of the Transferred  Technology  totaling $5,951,250 and is included as an intangible asset on the balance sheet at September 30, 2008.

On August 5, 2006, the Company executed a license agreement with Jugular, Inc. for the use of their trade name through December 31, 2010 on two product lines in exchange for $31,400.  On July 2, 2007, the Company amended its license agreement with Jugular, Inc. to expand the scope of product lines.  Additionally, on August 29, 2007, the Company amended the license agreement and increased the term to 15 years with an automatic renewal for 5 year terms if the Company meets the minimum sales requirements.  On July 14, 2008, the Company executed an amended and restated agreement with Jugular to clarify the terms of the agreement and to consolidate the original agreement and its amendment in one agreement.  As part of the amendments to the license agreement, the Company agreed to issue a total of 110,000 shares of common stock, 17,000 warrants and $15,000 to be paid in cash.  The warrants shall be exercisable at any time until August 29, 2012 at a price of $1.00 per share.  As of March 31, 2008, the Company issued the shares of common stock, warrants and paid the cash of $15,000.  The Company is obligated to pay minimum guaranteed quarterly payments totaling $1,598,306 over a period of four years.  The present value of the total payments is $1,217,799 and the Company has capitalized this cost.  The Company has imputed interest at approximately 10% per annum and will amortize the interest over the four year period.  During the six months ended September 30, 2008, the Company recorded interest expense totaling $44,242 and paid cash of $46,172 and shares of common stock valued at $4,411 in guaranteed payments to Jugular, Inc.  As of September 30, 2008, the Company was delinquent on its obligation to Jugular, Inc.  Subsequently, the Company had made current with its obligation to Jugular, Inc.  The total value of the amendment to the license agreement is $1,323,985.

During the six months ended September 30, 2008 and 2007, the Company recorded amortization expense of $298,413 and $0, respectively.

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

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

The Company has raised funds via private placement (the “August 2006 Private Placement”).  Each unit consists of one share of common stock, one Series A warrant, one Series B warrant and one Series C warrant and is sold at $0.75 per unit.  The warrants were sold in three series and expire in 5 years. The Series A warrants are exercisable for cash at an exercise price of $0.75 per share. The Series B warrants are exercisable for cash at an exercise price of $1.00 per share. The Series C warrants are exercisable for cash at an exercise price of $1.25 per share.  The warrants vest immediately upon issuance.  The exercise prices of the warrants are subject to adjustment in certain circumstances, including downward adjustment upon issuance by the Company of common stock at a per share price less than the exercise price of the warrants. The Company anticipates using these proceeds to commence implementation of the Company’s growth strategy and for general working capital purposes.

The Company has agreed to file a registration statement with the SEC, within 180 days following the final Closing of the August 2006 Private Placement, using its best efforts, a registration statement on Form S-1 (or such other form as applicable) registering the resale of the shares of Common Stock and the shares of Common Stock issuable upon the exercise of the Investor Warrants. In addition, the Company has agreed, to the best of its abilities, to keep such registration statement current and effective. At present, the shares and warrants are not registered and the Company can settle in unregistered shares and warrants.  The Company is not obligated under any restrictions related to this effort.

The offer and sale of the shares of common stock, the warrants and the shares of common stock underlying the warrants were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

This offering was formally closed on June 30, 2008.

During the three months ended June 30, 2008, the Company sold 533,333 shares of our common stock and 1,599,999 common stock purchase warrants to several accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $400,000 for the common stock and up to $1,599,999 should all of the warrants be exercised for cash. As of September 30, 2008, the shares and warrants have been issued.

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

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

During the three months ended September 30, 2008, the Company sold 799,999 shares of our common stock and 2,399,997 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $600,000 for the common stock and up to $2,399,997 should all of the warrants be exercised for cash. As of September 30, 2008, only 666,666 shares have been issued and the remaining 133,333 shares have not been issued and are recorded in stock payable for $100,000.  The warrant certificates have been issued and are reflected in the warrant disclosures.

On July 14, 2008, the Company issued 56,251 shares of common stock to the executives as part of the variable compensation award.  The shares were valued at the fair market value of the stock at $112,502.  Additionally, the executives received 56,249 shares of common stock as a bonus.  The shares were valued at the fair market value of the stock at $79,499.

On July 14, 2008, the Company issued a total of 333,390 shares of common stock to individuals for consulting and accounting services rendered.  The shares were valued at the fair market value of the stock at $111,686.

Note 11: Stock Warrants

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2008 and changes during the six months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at March 31, 2008	8,194,396	$ 1.00
Granted	3,639,996	$ 1.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at September 30, 2008	11,834,392	$ 1.00
Warrants exercisable at March 31, 2008	8,194,396	$ 1.00
Warrants exercisable at September 30, 2008	11,834,392	$ 1.00

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2008:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.75	3,944,824	3.01	$ 0.75
$ 1.00	3,953,284	3.01	$ 1.00
$ 1.25	3,936,287	3.01	$ 1.25
	11,834,392	3.01	$ 1.00

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.75	3,944,824	$ 0.75
$ 1.00	3,953,284	$ 1.00
$ 1.25	3,936,287	$ 1.25
	11,834,392	$ 1.00

Note 12:  Agreements

On April 1, 2008, the Company entered into a marketing support agreement with an unrelated third party for a period of two years.  The individual will receive commissions of 1% based on collection of receivables for a period of six months from the start of a referred buyer and 1% upon achievement of the sales forecast for each quarter.  The individual will receive a 5% commission on collection of receivables from buyers in their territory.  The total commissions are not to exceed $4,000 per month.  During the year ended March 31, 2008, the Company has issued a total of 100,000 shares of common stock to this individual and has recorded the value of $225,000 as prepaid stock compensation.  During the six months ended September 30, 2008, the Company recorded consulting expense of $56,250.

On May 7, 2008, the Company entered into a finder agreement with an individual for equity financing.  For each $100,000 this individual raises, he will receive 20,000 shares of common stock.  During the three months ended September 30, 2008, he raised a total of $50,000 for the Company and earned 10,000 shares of common stock valued at $16,000.  As of September 30, 2008, the shares have been issued.

On June 2, 2008, the Company entered into a consulting agreement with an entity for a six month term.  The consultant will receive a monthly payment of $6,000 for the first three months and $9,000 for the last three months of the agreement.  Additionally, the consultant will receive 150,000 shares of common stock valued at $256,500.  The shares were valued at the fair market value of the stock.  During the six months ended September 30, 2008, the Company recorded consulting expense of $27,000 for the cash portion and $171,000 for the equity portion of the agreement.  As of September 30, 2008, the shares have been issued.

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

During the quarter ended June 30, 2008, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $156,375 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $81,125 will be rolled over to the variable compensation pool plan for the next quarter.  As of September 30, 2008, the shares have been issued but the cash was not paid and are recorded as accrued executive compensation.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

During the quarter ended September 30, 2008, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $156,375 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $81,125 will be rolled over to the variable compensation pool plan for the next quarter.  As of September 30, 2008, the shares have not been issued and the cash was not paid and are recorded as accrued executive compensation.

On August 31, 2007, the Company executed a five year employment agreement with Peter Cunningham for the position of Chief Executive Officer.  Mr. Cunningham will receive an annual salary of $160,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan.  Effective September 1, 2008, the annual salary was increased to $168,000.

On August 31, 2007, the Company executed a five year employment agreement with Joseph Cunningham for the position of Chief Financial Officer.  Mr. Cunningham will receive an annual salary of $150,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan. Effective September 1, 2008, the annual salary was increased to $157,500.

On August 31, 2007, the Company executed a five year employment agreement with Hao Zhang for the position of Chief Marketing Officer.  Mr. Zhang will receive an annual salary of $150,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan. Effective September 1, 2008, the annual salary was increased to $157,500.

As of September 30, 2008, the Company owed a total of $800,988 to the officers of the Company for accrued salaries.

Note 14: Subsequent Events

During the period of October 1, 2008 to November 25, 2008, the Company sold 66,666 units for cash of $50,000 from investors.  Each unit consists of one share of common stock, one Series A warrant, one Series B warrant and one Series C warrant and is sold at $0.75 per unit.  The warrants were sold in three series and expire in 5 years. The Series A warrants are exercisable for cash at an exercise price of $0.75 per share. The Series B warrants are exercisable for cash at an exercise price of $1.00 per share. The Series C warrants are exercisable for cash at an exercise price of $1.25 per share.  The warrants vest immediately upon issuance.  The shares are unissued as of November 25, 2008.

On October 1, 2008, the Company executed a consulting agreement for investor relations services with an entity for a period of six months.  The Company agreed to pay the consultant $25,000 in cash and 250,000 shares of common stock.  On October 30, 2008, the Company and the consultant mutually terminated the agreement and the Company compensated the consultant $0 in cash and 24,000 shares of common stock.  The shares were issued on October 24, 2008 and November 11, 2008.

On November 3, 2008, the Company executed a consulting agreement for investor relations services with an entity for a period of six months.  The Company has agreed to issue 250,000 shares of common stock which will vest at 42,000 shares per month beginning May 1, 2009 and will be 100% vested by October 1, 2009.  The shares were issued on November 11, 2008.

On November 19, 2008, the Company entered into a professional advisory agreement with a consultant for a period of one year.  Upon completion of a funding from a directly introduced source, the Company has agreed to pay no more than 5% of the gross proceeds.  For introductions to other financial intermediary and successful closing of funding, the Company shall pay a one-time finders’ fee of 2% in cash.  If the consultant assists the Company with securing an equity line of credit, then the Company will pay the consultant a one-time fee equal to 1.30% in cash and 1.30% in shares of common stock.

On November 19, 2008, the Company signed a term sheet for an accounts receivable financing agreement with Bibby Financial Services (“Bibby”) whereby the Company can finance up to a maximum of $500,000 of its eligible accounts receivables with an 85% advance rate.  Under the financing agreement, the Company is required to repay advances upon the earlier of its receipt of payment on the financed accounts receivables from its customers, or the financed accounts receivable being aged greater than 90 days from the invoice date.  The financing agreement has a one year term and bears an annual interest rate of prime rate plus 3%.  There is a factoring discount fee of 1.25% for the first 30 days and an additional 0.50% for each additional 15 days thereafter.  There is a one time fee of 1% of the credit facility that will be deducted from the initial funding plus a $500 due diligence fee.  The financing agreement is secured by substantially all the assets of the Company.

On November 20, 2008, the Company signed a term sheet for a purchase order financing agreement with Bibby Financial Services whereby the Company can finance up to a maximum of $250,000 of its eligible purchase orders with a 65% advance rate.  Bibby will be the consignee of the goods until they are fully paid by the Company.  There is a purchase order discount fee of 1.25% for the first 15 days and an additional 1.25% for each additional 15 days thereafter with a minimum discount fee of $750 per funding request.  There is a one time fee a $250 due diligence fee.  The financing agreement is secured by substantially all the assets of the Company.

On November 21, 2008, the Company signed a term sheet for a $5,000,000 equity line of credit with Southridge for a period of two years.  The purchase price of the common stock shall equal 94% of the average on the three low closing bid prices during the ten trading days commencing on the first trading day following delivery of the Company of a draw down notice.  The Company has also agreed to issue 100,000 warrants at 120% of the closing stock price on the date of closing.  The warrants will have a five year term and will have a cashless exercise option.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

In the second quarter ended September 30, 2008, we were advised by our sole customer, a major national retail account, that elements of the packaging graphics that the customer required us to create under the agreement for private label products were objected to by the Federal Trade Commission and that the packaging graphics had to be changed.  Our sole customer has removed all products from their shelves and we have stopped production on their products.  We have produced new graphics that have been approved by our sole customer who states that the new graphics are in compliance with the Federal Trade Commission instructions.

      On December 24, 2007, our common stock began trading on the Financial Industry Regulatory Authority's (FINRA) Over-the-Counter Bulletin Board under the symbol GMPM.OB.

We have incurred losses since inception.  For the second quarter ended September 30, 2008, we had a net loss of $1,061,067 as compared to a net loss of $909,350 for the quarter ended September 30, 2007.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

Recent Developments

On June 17, 2008, we executed a Securities Purchase Agreement with Kenridge Holdings LLC (“Kenridge”).  Pursuant to the Securities Purchase Agreement, Kenridge agreed to purchase 1,333,333 shares of our restricted common stock for a total purchase price of $1,000,000 or $0.75 per share.  In connection with the Securities Purchase Agreement, we agreed to issue Kenridge 1,333,333 series “A” warrants exercisable at $0.75 per share; 1,333,333 series “B” warrants exercisable at $1.00 per share; and 1,333,333 series “C” warrants exercisable at $1.25 per share.  The warrants have a five year exercise right.  In the quarter ended September 30, 2008, we received $600,000 from Kenridge in exchange for 799,999 shares of the 1,333,333 shares of our restricted common stock, 799,999 series “A” warrants (of the 1,666,666 series “A”), 799,999 series “B” warrants (of the 1,666,666 series “B”) and 799,999 series “C” warrants (of the series “C”).  Of the 799,999 shares, 666,666 shares were issued on July 14, 2008 and the remaining 133,333 shares remain issued as of the date of this filing.  As of the date of this filing, Kenridge owes the Company the remaining $400,000.  The Company continues to pursue Kenridge for the remaining balance of $400,000 on its investment obligation to the Company and the Company expects Kenridge to make good on its obligation in the calendar quarter ahead.

On May 15, 2008, we issued a press release announcing that we have commenced our export program with China.

On May 19, 2008, we issued a press release announcing that the Western United States Agricultural Trade Association has approved the Company for up to $300,000 in annual reimbursement for eligible marketing and promotional activities in China.

On June 10, 2008, we issued a press release announcing that we started national distribution of our Brilliant Choice® and Savvy® brands.

On June 13, 2008, we issued a press release announcing that our Brilliant Choice® and Savvy® brands have been selected for distribution by DPI Midwest, a distributor of nutritional products.

On July 16, 2008, we issued a press release announcing that we will exhibit our nutritional supplements at the 8th Annual Fashion Baby Maternal Infant-Children Products Expo in China from July 17-19th in Shanghai, China.

On August 14, 2008, we amended our articles of incorporation increasing our authorized capital from 20,000,000 shares of $0.001 par value common stock to 100,000,000 shares of $0.001 par value common stock and from 500,000 shares of $0.001 par value preferred stock to 2,000,000 shares of $0.001 par value common stock.

On September 3, 2008, we issued a press release announcing that the Company’s China-based operation has received its Certificate of Hygience from the Customs Office in the People’s Republic of China. The Certificate of Hygiene is a requirement for any imported food grade product, and will allow the Company to sell product in the country.  A copy of the press release is attached hereto as exhibit 99.10.

On September 25, 2008, we issued a press release announcing the signing of contracts with three distribution companies in China. A copy of the press release is attached hereto as exhibit 99.11.

On November 17, 2008, we issued a press release announcing the launch of our annual private label program for 2008-2009. Our 2008-2009 program is a continuation and expansion of our 2007 rollout of a gum drop based immune booster with a national retail pharmacy chain.  A copy of the press release is attached hereto as exhibit 99.12.

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

Results of Operations

The following table summarizes selected items from the statement of operations for the three and six months ended September 30, 2008 and the comparable periods ended September 30, 2007.

SALES AND COST OF GOODS SOLD:

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Sales	$ 3,646	$ -	-	$ 31,535	2,659	1,086%

Cost of Goods Sold	2,723	4,752	(43%)	26,390	9,353	182%

Gross Profit (loss)	923	(4,752)	21%	5,145	(6,694)	177%

Gross Profit (loss) Percentage of Sales	25%	-	(119%)	16%	(252%)	-

Sales

Our sales for the three months ended September 30, 2008 were $3,646 compared to $0 sales during the same three month period in 2007.  During the six months our sales increased by 1,086%.  The increase in our sales in the period ended September 30, 2008 is a result of the increase in the amount of orders we have from one of our major customers.  The sales to date are influenced significantly by our customer’s citation by the Federal Trade Commission for certain acts that are 100% independent of Gamma, but did affect their performance and their decisions to implement certain corrections so to be in compliance.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold decreased 43% during the second fiscal quarter of 2008 and 182% during the six months ended September 30, 2008.  The increase in our cost of goods sold is a result of a decrease in sales relative to the cost to produce our products..  Gross profit margins increased from the prior second fiscal quarter because the Company has begun to commercialize its product line and manufacturing products to meet demand.

EXPENSES:

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Expenses:
Consulting – stock-based	$ 117,433	$ -	-	$ 182,433	$ -	-
Consulting	196,836	298,199	(34%)	282,935	357,109	(21%)
Executive compensation – stock based	76,499	-	-	232,874	-	-
Executive compensation – shares to be issued	101,250	-	-	101,250	-	-
Executive compensation	192,041	391,395	(51%)	382,041	481,395	(21%)
General and administrative – stock based	12,000	-	-	54,500	-	-
General and administrative	344,264	217,881	58%	870,733	383,169	127%
Total operating expenses	1,040,323	907,475	14%	2,106,766	1,221,673	72%

(Loss) from operations	(1,039,433)	(912,227)	14%	(2,101,621)	(1,228,367)	71%

Other income (expense):
Interest income	398	2,877	(86%)	692	4,784	(86%)
Interest expense	(22,032)	-	-	(44,368)	-	-
Total other income (expense)	(21,634)	2,877	(852%)	(43,676)	4,784	(1,014%)

Net (loss)	$(1,061,067)	$(909,350)	17%	$(2,145,297)	$(1,223,583)	75%

Consulting Expenses

Our consulting expenses have increased from 2007 for the three and six month periods ended September 30, 2008, respectively.  The increase in consulting expenses was the result of increased operational activity.

Executive Compensation

Executive compensation is comprised of cash and stock based compensation.  For the three months ended September 30, 2008, executive compensation decreased by 6% from the same period a year ago.  During the six months our executive compensation increased by 33%.  The increase in our executive compensation in the period ended September 30, 2008 is a result of the variable compensation pool awards that were declared during the second quarter and an increase in the base salaries of the executives.

General and Administrative Expenses

General and administrative expenses have increased from 2007 for the three and six month periods ended September 30, 2008, respectively.  The increase in our general and administrative expenses in the three month and six month period was the result of increase in use of contractual employees for marketing support services, product development and investor relations.

(Loss) from Operations

The loss from operations for the three months ended September 30, 2008 was $1,039,433, versus a loss from operations of $912,227 for the three months ended September 30, 2007, a change in loss from operations of 14%.  During the six month period in 2008 our loss from operations increased by 71% compared to the same period a year ago.  The increase in the loss from operations in the three months and six months ended September 30, 2008 resulted from the increased use of consultants and deferred executive compensation..

Interest Income and Interest Expense

Interest income decreased by 86% in the three and six months ended September 30, 2008. The decrease of interest income was as a result of greater use of non-interest bearing accounts and lower account balances.  Interest expense increased 852% during the second fiscal quarter of 2008 and 1,014% during the six months ended September 30, 2008.  Our interest expense in 2008 was higher because the Company has capitalized their agreement with Jugular and therefore amortized the gross capitalized amount at a 10% interest rate. .

Net (Loss)

Our net loss for the three months ended September 30, 2008 was $1,061,067, an increase of $151,717, or 17%, from $909,350 for the three months ended September 30, 2007.  For the six month period ended September 30, 2008, our net loss was $2,145,297, an increase of $921,714, or 75%, from $1,223,583 for the six month period ended September 30, 2007.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

During the quarter ended December 31, 2007, we completed the development of certain product lines and began shipping products to a major U.S. based retail account.  As of September 30, 2008 and March 31, 2008, this customer accounted for 100% of our sales and 100% of our accounts receivable.  During the quarter ending September 30, 2008, we were notified by our sole customer that elements of the packaging graphics they required us to create under the agreement for private label products were objected to by the Federal Trade Commission and that the packaging graphics had to be changed.  Under instruction from our sole customer, and to be compliant with the private label contract, we produced new graphics that have been approved by our customer and are in compliance with the Federal Trade Commission.

Since completion of some of our product lines we are in the process of commencing product sales of these product lines both in the United States and in China.  Our initial focus is on selling products in the Lifestyle of Health & Sustainability ("LOHAS") marketplace and in the Energy Supplement Market. Our operations to date have been largely limited to product and process development and assembling our overall marketing profile for our master brands.  We have successfully sought and will continue to seek financing opportunities to fund our development and to support our marketing programs and the commercialization of our product lines.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2008 and March 31, 2008.

	September 30, 2008	March 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$217,142	$ 284,564	$(67,422)	(24%)

Current Liabilities	$1,311,789	$ 944,592	$367,197	39%

Working Capital (deficit)	$(1,094,647)	$ (660,028)	$434,619	66%

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

As of September 30, 2008, we continued to use equity sales and debt financing to provide the capital we need to run our business.  In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  In the first quarter in 2008, we successfully raised $400,000 by way of a private placement.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

On June 17, 2008, we executed a Securities Purchase Agreement with Kenridge Holdings LLC (“Kenridge”).  Pursuant to the Securities Purchase Agreement, Kenridge agreed to purchase 1,333,333 shares of our restricted common stock for a total purchase price of $1,000,000 or $0.75 per shares.  In connection with the Securities Purchase Agreement, we agreed to issue Kenridge 1,333,333 series “A” warrants exercisable at $0.75 per share; 1,333,333 series “B” warrants exercisable at $1.00 per share; and 1,333,333 series “C” warrants exercisable at $1.25 per share.  During the second quarter ended September 30, 2008, we received $600,000 from Kenridge in exchange for 799,999 shares of the 1,333,333 shares of our restricted common stock, 799,999 series “A” warrants (of the 1,666,666 series “A”), 799,999 series “B” warrants (of the 1,666,666 series “B”) and 799,999 series “C” warrants (of the series “C”).  As of the date of this filing 666,666 of the shares have been issued and 133,333 of the shares remain unissued.  As of the date of this filing, Kenridge owes the Company the remaining $400,000.  The Company continues to pursue Kenridge for the remaining balance of $400,000 on its investment obligation to the Company and the Company expects Kenridge to make good on its obligation in the calendar quarter ahead.

On November 19, 2008, we executed a term sheet for an accounts receivable financing agreement with Bibby Financial Services (“Bibby”) whereby the Company can finance up to a maximum of $500,000 of its eligible accounts receivables with an 85% advance rate.  Under the financing agreement, the Company would be required to repay advances upon the earlier of its receipt of payment on the financed accounts receivables from its customers, or the financed accounts receivable being aged greater than 90 days from the invoice date.  The financing agreement will be for a one year term and will bear an annual interest rate of prime rate plus 3%.  There will be a factoring discount fee of 1.25% for the first 30 days and an additional 0.50% for each additional 15 days thereafter.  There will be a one-time fee of 1% of the credit facility that will be deducted from the initial funding plus a $500 due diligence fee.  The financing agreement will be secured by substantially all the assets of the Company.

On November 20, 2008, we executed a term sheet for a purchase order financing agreement with Bibby Financial Services whereby the Company can finance up to a maximum of $250,000 of its eligible purchase orders with a 65% advance rate.  Bibby will be the consignee of the goods until they are fully paid by the Company.  There will be a purchase order discount fee of 1.25% for the first 15 days and an additional 1.25% for each additional 15 days thereafter with a minimum discount fee of $750 per funding request.  There will be a one-time fee a $250 due diligence fee.  The financing agreement will be secured by substantially all the assets of the Company.

On November 21, 2008, we executed a term sheet for an Equity Line of Credit (ELC), in which the Purchaser will commit to purchase up to $5,000,000 (the “Facility”) of our common stock for a price equal to 94% of the average of the three low closing bid prices during the Valuation Period (the “Purchase Price”).  The shares of common stock will be registered with the SEC before they are purchased.  The term of the agreement will be for two years.  We may draw upon the Facility periodically during the Term by delivering to the Purchaser a written notice (a “Draw Down Notice”) requiring the Purchaser to purchase a dollar amount in shares of common stock. In no event may the shares issuable pursuant to a Draw Down Notice, when aggregated with the shares then held by the Purchaser on the date of the Draw Down, exceed 4.99% of our outstanding common stock.  In lieu of legal fees, we will issue to the Purchaser, 100,000 warrants at 120% of the closing bid price on the day of closing.  The warrants will have a five year term and cashless exercise option.  The term sheet reflects the present intentions of the parties as to the principal terms of the proposed transactions referenced in the term sheet and is subject to execution of a definitive agreement.

As of the date hereof, we have not made any final decision concerning or entered into any definitive and/or binding agreements for the three term sheets mentioned above. When any such agreements are reached we will file notice of such agreements or facts with the Securities and Exchange Commission on Form 8-K.  Persons reading this Form 10-Q are advised to determine if we have subsequently filed a Form 8-K.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2008, our cash balance was $0.  Our plan for satisfying our cash requirements for the next twelve months is from our agreement with Kenridge, through additional sales of our common stock, third party financing, and/or traditional bank financing.  In the three months ended September 30, 2008, we received $600,000 from Kenridge pursuant to our agreement dated June 17, 2008.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Affiliated Business Services, Inc.  On September 10, 2008, we entered into a Consulting Agreement with Affiliated Services, Inc., wherein Affiliated Business agreed to provide the Company with management consultant and senior advisor services on a non-exclusive basis.  The term of the agreement is for one (1) year commencing on September 10, 2008 and shall continue on a month-to-month basis until terminated by either party with a notice of thirty days.  We agreed to compensate the Consultant as follows: 1) a fee of 10 percent (10%) of any direct introduction which leads to an equity related investment; 2) a fee of five percent (5%) of any funds raised in cashless warrants in the same terms as those negotiated and agreed to by the Company and the Investor for any funds raised for the Company by an investor directly introduced by Consultant; 3) a fee of two percent (2%) of the aggregate consideration paid in a transaction and capped at $500,000 for any merger or acquisition directly introduced by Consultant; 4) a fee of five percent (5%), paid in arrears, of the total value of any contracts brought to the Company by Consultant for a period of not more than one year; and 5) a fee of three percent (3%) for any debt financing arranged by a direct introduced party.

HNO Management LLC.  On October 1, 2008, we entered into a Consulting Agreement with HNO Management LLC, wherein HNO agreed to provide investor relations services to the Company for a term of six (6) months commencing on October 1, 2008.  We agreed to compensate the HNO with $25,000 due upon execution of the agreement, 50,000 shares of free trading common stock due ten (10) days from the signing of the agreement and 200,000 shares of common stock due ten (10) days from the signing of the agreement.  On October 30, 2008, the Company and HNO mutually terminated the agreement and we compensated the consultant $0 in cash and 24,000 shares of common stock (19,000 shares issued on October 24, 2008 and 5,000 shares issued on November 11, 2008).

New Castle Consulting, LLC.  On November 3, 2008, we entered into a consulting agreement with New Castle Consulting for investor relations services for a period of six months commencing on November 3, 2008.  We agreed to issue 250,000 shares of common stock to New Castle Consulting as a commencement bonus which will vest at 42,000 shares per month beginning May 1, 2009 and will be 100% vested by October 1, 2009.  The shares were issued on November 11, 2008.

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

Advisory Agreements

On May 30, 2007, we entered into an Advisory Agreement with Ezra Cummings, wherein Mr. Cummings agreed to be a member of the Company’s Corporate Advisory Board.  Pursuant to the agreement we agreed to issue 20,000 shares of our common stock and an option to purchase 20,000 shares of our common stock to Mr. Cummings as compensation for his services.  The 20,000 shares of common stock were issued to Mr. Cummings on April 9, 2008 and were registered on Form S-8 filed with the SEC on June 16, 2008.  As of September 30, 2008, the 20,000 options have not been granted to Mr. Cummings.  The term of the agreement began on May 30, 2007 and will terminate on May 29, 2009.

On June 30, 2008, the Company entered into a professional advisory agreement with a John Cunningham for the period commencing on June 30, 2008 and concluding on September 15, 2008.  We agreed to compensate Mr. John Cunningham with a performance bonus of 20,000 shares of common stock (issued on October 24, 2008) and $5,000 a month.

On November 19, 2008, we entered into a professional advisory agreement with a Sherman Lazrus, wherein Mr. Lazrus agreed to introduce the Company to new financing sources that directly fund transactions including debt, equity, and equity related.  Upon completion of a funding from a directly introduced source, the Company has agreed to pay no more than 5% of the gross proceeds.  For introductions to other financial intermediary and successful closing of funding, the Company shall pay a one-time finders’ fee of 2% in cash.  If the consultant assists the Company with securing an equity line of credit, then the Company will pay the consultant a one-time fee equal to 1.30% in cash and 1.30% in shares of common stock.  The term of the agreement is for one year from the date of November 19, 2008.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Peter Cunningham and Joseph Cunningham, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based upon that evaluation, Messrs. Cunningham concluded that our disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended September 30, 2008. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

As a result of our deficiency in working capital at September 30, 2008, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through future equity private placements, with traditional financing firms and/or with an industry partner, or debt facilities.

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

As of September 30, 2008, we had $0 in cash.  Our management plans to raise additional equity capital to begin executing our business plan, but there can be no assurance that we will be able to raise such funds.  Even if we are able to raise additional capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments.  Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

We currently have one customer; if we lose this customer or have problems with our products, our sales and operating results could decline significantly.

During the six months ended September 30, 2008 and 2007, one customer accounted for 100% of our sales.  As of September 30, 2008 and March 31, 2008, one customer accounted for 100% of our accounts receivable.  Until our customer base increases, the loss of our sole customer would have a material effect on our financial condition and results of operations.

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

We expect that the majority of our China sales will be denominated in Renminbi and our domestic sales will be denominated primarily in U.S. dollars.  In addition, we expect to incur a portion of our cost of sales in Euros, U.S. dollars, Australian Dollars and Canadian Dollars in the course of our purchase of imported production equipment and raw materials.  Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People's Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable.  However, starting from July 21, 2005, the PRC government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies.  As a result, the Renminbi is no longer directly pegged to the U.S. dollar.  The exchange rate of the U.S. dollar against the Renminbi was adjusted from approximately RMB8.28 per U.S. dollar on July 20, 2005 to RMB6.83 per U.S. dollar on November 22, 2008.  The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

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

Our principal stockholders, current executive officers and directors together beneficially own approximately 57% of our common stock.  Accordingly, if acting together, these stockholders will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring stockholder approval, will prevail in matters requiring stockholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business.  As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder action, including approval of significant corporate transactions.  In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. See "Security Ownership of Certain Beneficial Owners and Management" for information about the ownership of common stock by our current executive officers, directors and principal stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Securities Purchase Agreement with Kenridge, dated June 17, 2008, we sold and issued 666,666 shares of our common stock, 666,666 series “A” warrants, 666,666 series “B” warrants and 666,666 series “C” warrants to Kenridge on July 14, 2008 for a total purchase price of $500,000, all of which was paid in cash.  Additionally, on August 13, 2008, Kenridge purchased 133,333 shares of our common stock, 133,333 series “A” warrants, 133,333 series “B” warrants and 133,333 series “C” warrants for a total purchase price of $100,000, all of which was paid in cash.  As of the date of this filing the 133,333 shares have not been issued.  We believe that the issuance and sale of the securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The Securities were issued directly by us and did not involve a public offering or general solicitation.  The recipient of the securities is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.  The recipient, and/or his representatives, was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and Exchange Act reports.  The Company reasonably believes that the recipient, immediately prior to receiving the securities, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of his investment.  The recipient, and/or their representatives had the opportunity to speak with our management on several occasions prior to their investment decision.

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

Subsequent Issuances

On October 24, 2008, we issued a total of 271,060 shares of our common stock to the following:

Name	No. of Shares	Reason
Peter Cunningham	56,205	Executive variable compensation pool plan
Joseph Cunningham	28,125	Executive variable compensation pool plan
Hao Zhang	28,125	Executive variable compensation pool plan
Ronald Balducci	15,000	Services
John Cunningham	20,000	Services
Richard Fielder	20,000	Services
Jugular Inc.	14,500	License Fee
Paul Cohen	35,000	Services
Syver Norderhang	20,000	Services
TKM Accounting Services	9,105	Services
Gary Reeves	25,000	Services

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

On October 24, 2008, we issued 181,000 shares and 19,000 shares of our common stock to HNO Management LLC pursuant to a consulting agreement dated October 1, 2008.  On October 30, 2008, the Company and HNO Management mutually terminated the agreement and agreed to cancel the 181,000 shares and HNO Management would keep the 19,000 shares of common stock.  In addition, we issued an additional 5,000 shares of common stock on November 11, 2008 for separation.  We are currently in the process of cancelling the 181,000 shares of common stock with the transfer agent.  We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

On November 11, 2008, we issued 250,000 shares of our common stock to New Castle Consulting pursuant to a consulting agreement dated November 3, 2008.  We believe that the issuances of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.5	Press Release dated May 15, 2008		10-Q	6/30/08	99.5	8/14/08

99.6	Press Release dated May 19, 2008		10-Q	6/30/08	99.6	8/14/08

99.7	Press Release dated June 10, 2008		10-Q	6/30/08	99.7	8/14/08

99.8	Press Release dated June 13, 2008		10-Q	6/30/08	99.8	8/14/08

99.9	Press Release dated July 16, 2008		10-Q	6/30/08	99.9	8/14/08

99.10	Press Release dated September 3, 2008	X

99.11	Press Release dated September 25, 2008	X

99.12	Press Release dated November 17, 2008	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMA PHARMACEUTICALS INC.
(Registrant)

By:/s/ Joseph Cunningham
      Joseph Cunningham, Chief Financial Officer
      (On behalf of the registrant and as
       principal financial officer)

Date: November 26, 2008