Form 10-Q
period 2008-12-31
Gamma Pharmaceuticals Inc
filed 2009-02-23
CIK 904146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on February 12, 2009, was 20,035,156 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Gamma Pharmaceuticals, Inc.
Consolidated Balance Sheets

	December 31,	March 31,
	2008	2008
	(Unaudited)
Assets

Current assets:
Cash	$2,845	$71,209
Accounts receivable	9,908	47,451
Inventory	145,334	128,131
Prepaid expenses	-	37,773
Total current assets	158,087	284,564

Fixed assets, net	18,474	18,180
Website, net	37,966	-
Intangible assets, net	6,157,015	6,604,634

Total assets	$6,371,542	$6,907,378

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expense	$337,513	$224,770
Accrued compensation	817,178	492,156
Accrued payroll taxes	61,744	30,575
Current portion of long term notes payable, net	276,344	197,091
Total current liabilities	1,492,779	944,592

Long-term liabilities
Notes payable, net	507,507	580,350
Total long-term liabilities	507,507	580,350

Total liabilities	2,000,286	1,524,942

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 19,109,545 issued and 18,564,485 outstanding
and 16,759,399 shares issued and outstanding
at December 31, 2008 and March 31, 2008, respectively	19,110	16,759
Additional paid in capital	13,856,725	11,900,452
Stock payable	150,000	95,001
Prepaid stock compensation	(140,625)	(225,000)
Accumulated deficit	(9,513,954)	(6,404,776)
Total stockholders' equity	4,371,256	5,382,436

Total liabilities and stockholders' equity	$6,371,542	$6,907,378

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$24,606	$96,407	$56,141	$99,066

Cost of goods sold:
Materials	5,630	92,509	23,323	101,862
Labor	2,260	-	8,932	-
Freight	4,041	-	6,066	-
Consignment fees	2,535	-	2,535	-
Total cost of goods sold	14,466	92,509	40,856	101,862

Gross profit (loss)	10,140	3,898	15,285	(2,796)

Expenses:
Consulting - stock-based	198,575	375,000	381,008	642,699
Consulting	23,700	65,517	306,635	797,626
Executive compensation - stock-based	-	273,437	232,874	273,437
Executive compensation - shares to be issued	16,875	84,375	118,125	84,375
Executive compensation	196,625	42,099	578,666	433,494
General and administrative expenses - stock-based	21,000	187,500	75,500	187,500
General and administrative expenses	495,608	225,998	1,366,341	41,545
Total expenses	952,383	1,253,926	3,059,149	2,460,676

(Loss) from operations	(942,243)	(1,250,028)	(3,043,864)	(2,463,472)

Other income (expense):
Interest income	-	669	692	2,007
Interest expense	(21,645)	(5,739)	(66,013)	(17,216)
Foreign currency transaction gain (loss)	7	-	7	-
Total other income (expense)	(21,638)	(5,070)	(65,314)	(15,209)

(Loss) before provision for income taxes	(963,881)	(1,255,098)	(3,109,178)	(2,478,681)

Provision for income taxes	-	-	-	-

Net (loss)	$(963,881)	$(1,255,098)	$(3,109,178)	$(2,478,681)

Weighted average number of common
shares outstanding - basic and fully diluted	18,923,389	14,443,045	18,066,021	13,121,753

Net (loss) per share - basic and fully diluted	$(0.05)	$(0.09)	$(0.17)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	December 31,
	2008	2007
Cash flows from operating activities
Net (loss)	$(3,109,178)	$(2,478,681)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and amortization	454,679	153,926
Shares issued for services	348,636	940,136
Shares issued for charitable donation	-	187,500
Shares issued for executive compensation	345,375	-
Amortization of debt discount	65,693	17,217
Amortization of prepaid stock compensation	340,875	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	37,543	(45,695)
(Increase) in inventory	(17,203)	(4,102)
Decrease in prepaid expenses	37,773	1,026
Increase in accounts payable and related party payable	112,743	21,952
Increase in accrued compensation	325,022	210,877
Increase in accrued payroll taxes	31,169	26,188
Net cash (used) by operating activities	(1,026,873)	(969,656)

Cash flows from investing activities
Purchase of fixed assets	(7,354)	(22,673)
Purchase of website	(37,965)	-
Purchase of intangible assets	-	(32,000)
Net cash (used) by investing activities	(45,319)	(54,673)

Cash flows from financing activities
Proceeds from sale of common stock	1,050,000	926,725
Principal payments on notes payable	(46,172)	(37,500)
Net cash provided by financing activities	1,003,828	889,225

Net (decrease) in cash	(68,364)	(135,104)
Cash - beginning	71,209	160,664
Cash - ending	$2,845	$25,560

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Minimum guaranteed payments for intangible assets:
Issuance of common stock	$13,111	$91,186
Issuance of shares for stock payable	$-	$827,225
Issuance of shares for prepaid stock compensation	$256,500	$-

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

On December 8, 2006 our Hong Kong subsidiary company, Gamma Pharmaceuticals (HK) Ltd., established Gamma Pharmaceuticals (HK) Limited Beijing Representative Office, in Beijing China.  The Representative Office will represent Gamma Pharmaceuticals (HK) Ltd., interests in China.  The Company aims to channel its commercial arrangements for greater China through its Hong Kong subsidiary company.

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

Computer equipment                                                       3 years
Equipment                                                     3 years
Furniture and fixtures                                                      7 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2008.

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

Intangible Assets
Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2008, the Company believes there is no impairment of its intangible assets.

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

Concentrations
During the nine months ended December 31, 2008, three customers accounted for 100% of sales.  Of the total sales, 56% was generated from sales in the U.S. and 44% from sales in China.  During the nine months ended December 31, 2007, one customer accounted for 100% of sales.  Of the total sales, 100%

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

was generated from sales in the U.S.  As of December 31, 2008 and March 31, 2008, one customer accounted for 100% and 100% of accounts receivable, respectively.

The Company was advised by its sole U.S. customer that elements of the packaging graphics that the customer required the Company to create under the agreement for private label products were objected to by the Federal Trade Commission and that the packaging graphics had to be changed.  The sole customer has removed all products from their shelves and the Company has stopped production on their products.  The Company has produced new graphics that have been approved by its sole customer who states that the new graphics are in compliance with the Federal Trade Commission instructions.  During the three months ended December 31, 2008 there have been no sales to its sole customer in the U.S.

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

The Company has products that are in China that are sold on a consignment basis.  Once the products are shipped to a customer they will have 30 days to return product and the Company grants the customer an additional 30 days to pay for the product.  Because of the return policy the Company will defer the recognition of revenue until end of the 30 day return policy.

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

Foreign Currency Adjustments
The U.S. dollar is the functional currency of the Company’s consolidated financial statements.  All foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for inventories, prepaid expenses, and fixed assets, which are remeasured at historical rates.  Exchange gains and loss arising from remeasurement of foreign currency denominated monetary assets and liabilities are included in income in the period in which they occur.

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

FSP FAS 142-3
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The Company does not expect the adoption of FSP FAS 142-3 will have a material impact on its financial condition or results of operation.

EITF 03-6-1
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

Note 4: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $3,109,178 for the nine months ended December 31, 2008, with an accumulated loss of $9,513,954. The Company’s current liabilities exceed its current assets by $1,334,692 as of December 31, 2008.

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

Management’s plan, in this regard, is to raise financing of approximately $7,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the Company’s growth targets and continuing corporate development. However, there is no assurance that the Company will be successful in raising such financing.

Note 5: Inventory

Inventories consisted of the following:

December 31,
2008
Finished goods	$111,961
Work-in-process	17,266
Raw materials	16,107
Total	$145,334

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 6: Fixed Assets

Fixed assets as of consisted of the following:

December 31,
2008
Computer equipment	$18,868
Equipment	12,825
Furniture and fixtures	1,087
Accumulated depreciation	(14,306)
$18,474

During the nine months ended December 31, 2008 and 2007, the Company recorded depreciation expense of $7,060 and $4,720, respectively.

Note 7: Intangible Assets

On April 7, 2006,  the  Company  entered  into a  Technology  Transfer Agreement (the "Technology  Transfer  Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and  nutriceutical  products and personal care  products.  The transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently being marketed by other companies. The Company issued 9,045,900 shares of common stock under the Technology  Transfer  Agreement is recorded at the  estimated  fair value of the Transferred  Technology  totaling $5,951,250 and is included as an intangible asset on the balance sheet at December 31, 2008.

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

On August 5, 2006, the Company executed a license agreement with Jugular, Inc. for the use of their trade name through December 31, 2010 on two product lines in exchange for $31,400.  On July 2, 2007, the Company amended its license agreement with Jugular, Inc. to expand the scope of product lines.  Additionally, on August 29, 2007, the Company amended the license agreement and increased the term to 15 years with an automatic renewal for 5 year terms if the Company meets the minimum sales requirements.  On July 14, 2008, the Company executed an amended and restated agreement with Jugular to clarify the terms of the agreement and to consolidate the original agreement and its amendment in one agreement.  As part of the amendments to the license agreement, the Company agreed to issue a total of 110,000 shares of common stock, 17,000 warrants and $15,000 to be paid in cash.  The warrants shall be exercisable at any time until August 29, 2012 at a price of $1.00 per share.  As of March 31, 2008, the Company issued the shares of common stock, warrants and paid the cash of $15,000.  The Company is obligated to pay minimum guaranteed quarterly payments totaling $1,598,306 over a period of four years.  The present value of the total payments is $1,217,799 and the Company has capitalized this cost.  The Company has imputed interest at approximately 10% per annum and will amortize the interest over the four year period.  During the nine months ended December 31, 2008, the Company recorded interest expense totaling $65,693 and paid cash of $46,172 and shares of common stock valued at $13,111 in guaranteed payments to Jugular, Inc.  As of December 31, 2008, the Company is in default and is renegotiating its agreement with Jugular, Inc.  The total value of the amendment to the license agreement is $1,323,985.

During the nine months ended December 31, 2008 and 2007, the Company recorded amortization expense of $447,619 and $0, respectively.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

During the three months ended September 30, 2008, the Company sold 799,999 shares of our common stock and 2,399,997 common stock purchase warrants an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $600,000 for the common stock and up to $2,399,997 should all of the

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

warrants be exercised for cash. As of September 30, 2008, only 666,666 shares have been issued and the remaining 133,333 shares have not been issued and are recorded in stock payable for $100,000.  The warrant certificates have been issued and are reflected in the warrant disclosures.

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

During the three months ended December 31, 2008, the Company sold 26,667 shares of our common stock and 80,001 common stock purchase warrants to an accredited investor in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $20,000 for the common stock and up to $80,001 should all of the warrants be exercised for cash. As of December 31, 2008, no shares have been issued and are recorded in stock payable for $20,000.  The warrant certificates have been issued and are reflected in the warrant disclosures.

During the three months ended December 31, 2008, the Company sold 75,000 shares of our common stock and 225,000 common stock purchase warrants to an accredited investor in a private placement.  The gross proceeds from the sale were $30,000 for the common stock and up to $225,000 should all of the warrants be exercised for cash. As of December 31, 2008, no shares have been issued and are recorded in stock payable for $30,000.  The warrant certificates have been issued and are reflected in the warrant disclosures.

On October 24, 2008, the Company issued 112,455 shares of common stock to the executives as part of the variable compensation award that was accrued in executive compensation.  The shares were valued at the fair market value of the stock at $156,375.

On October 24, 2008, the Company issued a total of 163,105 shares of common stock to individuals for consulting, public relations and accounting services rendered.  The shares were valued at the fair market value of the stock at $103,300.

On October 24, 2008, the Company issued 14,500 shares of common stock to Jugular, Inc. as part of the guaranteed quarterly payments.  The shares were valued at the fair market value of the stock at $8,700.

On November 11, 2008, the Company issued a total of 255,000 shares of common stock to individuals for consulting and public relations services rendered.  The shares were valued at the fair market value of the stock at $135,150.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 9: Stock Warrants

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2008 and changes during the nine months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at March 31, 2008	8,194,396	$1.00
Granted	3,944,997	$1.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2008	12,139,393	$1.00
Warrants exercisable at March 31, 2008	8,194,396	$1.00
Warrants exercisable at December 31, 2008	12,139,393	$1.00

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2008:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.75	4,046,491	3.75	$0.75
$1.00	4,054,951	3.75	$1.00
$1.25	4,037,951	3.75	$1.25
	12,139,393	3.75	$1.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.75	4,046,491	$0.75
$1.00	4,054,951	$1.00
$1.25	4,037,951	$1.25
	12,139,393	$1.00

Note 10:  Agreements

On April 1, 2008, the Company entered into a marketing support agreement with an unrelated third party for a period of two years.  The individual will receive commissions of 1% based on collection of receivables for a period of six months from the start of a referred buyer and 1% upon achievement of the sales forecast for each quarter.  The individual will receive a 5% commission on collection of receivables from buyers in their territory.  The total commissions are not to exceed $4,000 per month.  During the year ended March 31, 2008, the Company has issued a total of 100,000 shares of common stock to this individual and has recorded the value of $225,000 as prepaid stock compensation.  During the nine months ended December 31, 2008, the Company recorded consulting expense of $84,375.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

On June 2, 2008, the Company entered into a consulting agreement with an entity for a six month term.  The consultant will receive a monthly payment of $6,000 for the first three months and $9,000 for the last three months of the agreement.  Additionally, the consultant will receive 150,000 shares of common stock valued at $256,500.  The shares were valued at the fair market value of the stock.  During the nine months ended December 31, 2008, the Company recorded consulting expense of $45,000 for the cash portion and $256,500 for the equity portion of the agreement.  As of December 31, 2008, the shares have been issued.

On October 1, 2008, the Company executed a consulting agreement for investor relations services with an entity for a period of six months.  The Company agreed to pay the consultant $25,000 in cash and 250,000 shares of common stock.  On October 30, 2008, the Company and the consultant mutually terminated this agreement and the Company compensated the consultant $0 in cash and 24,000 shares of common stock.  The shares were issued on October 24, 2008 and November 11, 2008.

On October 15, 2008, the Company entered into a finder agreement with Cody Camarote, wherein Mr. Camarote agreed to introduce the Company to certain financing sources known to or identified by Mr. Camarote relating to potential financing (“transaction”) involving the Company.  If the Company closed on a transaction wherein Mr. Camarote identified the source of financing, we agreed to pay Mr. Camarote, upon closing of the transaction, 8% cash fee and 10,000 shares of our restricted common stock per $100,000 raised through a direct equity investment and a 2% cash fee if an introduction results in the successful closing of a transaction.  The agreement may be terminated at any time by either party.  Subsequent to December 31, 2008, Mr. Camarote assisted the Company in raising $25,000.

On November 3, 2008, the Company executed a consulting agreement for investor relations services with an entity for a period of six months.  The Company has agreed to issue 250,000 shares of common stock which will vest at 42,000 shares per month beginning May 1, 2009 and will be 100% vested by October 1, 2009.  The shares were issued on November 11, 2008.

On November 19, 2008, the Company entered into a professional advisory agreement with a consultant for a period of one year.  Upon completion of a funding from a directly introduced source, the Company has agreed to pay no more than 5% of the gross proceeds.  For introductions to other financial intermediary and successful closing of funding, the Company shall pay a one-time finders’ fee of 2% in cash.  If the consultant assists the Company with securing an equity line of credit, then the Company will pay the consultant a one-time fee equal to 1.30% in cash and 1.30% in shares of common stock.  As of December 31, 2008, the agreement was mutually terminated by both parties.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

On November 19, 2008, the Company signed a term sheet for an accounts receivable financing agreement with Bibby Financial Services (“Bibby”) whereby the Company can finance up to a maximum of $500,000 of its eligible accounts receivables with an 85% advance rate.  Under the financing agreement, the Company is required to repay advances upon the earlier of its receipt of payment on the financed accounts receivables from its customers, or the financed accounts receivable being aged greater than 90 days from the invoice date.  The financing agreement has a one year term and bears an annual interest rate of prime rate plus 3%.  There is a factoring discount fee of 1.25% for the first 30 days and an additional 0.50% for each additional 15 days thereafter.  There is a one time fee of 1% of the credit facility that will be deducted from the initial funding plus a $500 due diligence fee.  The financing agreement is secured by substantially all the assets of the Company.  The financing agreement was for a one year term but during the period ended December 31, 2008, the Company and Bibby terminated their agreement.

On November 20, 2008, the Company signed a term sheet for a purchase order financing agreement with Bibby Financial Services whereby the Company can finance up to a maximum of $250,000 of its eligible purchase orders with a 65% advance rate.  Bibby will be the consignee of the goods until they are fully paid by the Company.  There is a purchase order discount fee of 1.25% for the first 15 days and an additional 1.25% for each additional 15 days thereafter with a minimum discount fee of $750 per funding request.  There is a one time fee a $250 due diligence fee.  The financing agreement is secured by substantially all the assets of the Company.  The Company and Bibby did not make any final decisions concerning the term sheet or entered into any definitive and/or binding agreement.

On November 21, 2008, the Company signed a term sheet for a $5,000,000 equity line of credit with Southridge for a period of two years.  The purchase price of the common stock shall equal 94% of the average on the three low closing bid prices during the ten trading days commencing on the first trading day following delivery of the Company of a draw down notice.  The Company has also agreed to issue 100,000 warrants at 120% of the closing stock price on the date of closing.  The warrants will have a five year term and will have a cashless exercise option.  The Company did not make any final decisions concerning the term sheet or entered into any definitive and/or binding agreement.

On December 1, 2008, the Company entered into an inventory consignment agreement with Bridgeland Trading Ltd., wherein the Company granted to Bridgeland, upon and subject to the terms and conditions of the agreement, an exclusive license under the rights to develop, manufacture, market, distribute and sell, and have manufactured, marketed, distributed and sold, certain products.  Pursuant to the agreement the Company and Bridgeland desire that Bridgeland sell the consigned merchandise pursuant to a consignment arrangement, the terms of which are set forth in the agreement.  The consignment payment shall be equal to 10% of Bridgeland’s net sales of consigned merchandise, plus such additional amount, if any, as may be necessary for Bridgeland to pay the minimum consignment payment.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

In connection with the consignment agreement mentioned above between the Company and Bridgeland, on December 1, 2008, Bridgeland entered into an inventory consignment agreement with Parco Sino-Can Science Technology Inc.  Parco is a corporation that is owned and controlled by an officer, director and shareholder of the Company.  Bridgeland is engaged in the supply of pharmaceutical products as a result of its inventory consignment agreement with the Company and wishes to provide Parco with rights to package, promote, sell and distribute certain of its products in the Territory on a Consignment basis. Parco is in the business of packaging, marketing and distributing a number of products, for companies doing business in China and elsewhere, including pharmaceutical products.  Pursuant to the agreement, Parco will market and sell certain of Bridgeland's products as consigned to Bridgeland pursuant to the terms and conditions of the Company’s agreement, on a consignment basis, the “Consigned Merchandise,” which includes, but is not limited to various pharmaceutical products including but not limited to Multi-Flavored Gumdrops, Swirl Gummy Bears, Multi-Flavored gummy Bears, and Orange Gumdrops.  The consignment payment shall be equal to 10% of Parco’s net sales of consigned merchandise, plus such additional amount, if any, as may be necessary for Parco to pay the minimum consignment payment.

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

During the quarter ended June 30, 2008, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $156,375 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $81,125 will be rolled over to the variable compensation pool plan for the next quarter.  As of December 31, 2008, the shares have been issued, but the cash was not paid and are recorded as accrued executive compensation.

During the quarter ended September 30, 2008, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $156,375 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $81,125 will be rolled over to the variable compensation pool plan for the next quarter.  As of December 31, 2008, the shares have not been issued and the cash was not paid and are recorded as accrued executive compensation.

During the quarter ended December 31, 2008, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $16,875 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $220,625 will be rolled over to the variable compensation pool plan for the next quarter.  As of December 31, 2008, the shares have not been issued and the cash was not paid and are recorded as accrued executive compensation.

On August 31, 2007, the Company executed a five year employment agreement with Peter Cunningham for the position of Chief Executive Officer.  Mr. Cunningham will receive an annual salary of $160,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan.  Effective September 1, 2008, the annual salary was increased to $168,000.

On August 31, 2007, the Company executed a five year employment agreement with Joseph Cunningham for the position of Chief Financial Officer.  Mr. Cunningham will receive an annual salary of $150,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan. Effective September 1, 2008, the annual salary was increased to $159,000.

On August 31, 2007, the Company executed a five year employment agreement with Hao Zhang for the position of Chief Marketing Officer.  Mr. Zhang will receive an annual salary of $150,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan. Effective September 1, 2008, the annual salary was increased to $159,000.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

As of December 31, 2008, the Company owed a total of $817,178 to the officers of the Company for accrued salaries.

As of December 31, 2008, the Company had accounts payable due to related parties totaling $94,997.

Note 12: Subsequent Events

On January 21, 2009, the Company entered into an investor relations agreement for a period of thirty days with an automatic renewal of additional forty-five day periods up to one year.  The Company agreed to issue 1,000,000 shares as the compensation for this agreement.  As of February 20, 2009, the shares are unissued.

In February 2009, the Company sold 200,000 shares of common stock for cash of $25,000.

On February 3, 2009, the Company issued a total of 737,188 shares of common stock for legal and accounting fees that were accrued in accounts payable.

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

In the period ended December 31, 2007, we shipped our first products to test several commercial and operational capabilities and systems, and to demonstrate the consumer preference for products made utilizing Gamma’s Gel Delivery Technology, versus well established technologies in the market.  Sales have been made to a major national retail account for a product utilizing Gamma's proprietary Gel Technology, in a gumdrop product form.  All tests were successful.  We undertook timely order processing, efficient and effective manufacturing processes, billing and collection processes and financial reporting processes and product recall processes.  During the period ended September 30, 2007, we launched our Product Distributor / Broker Management Program.  Agreements have been signed that establish Gamma's national network of product brokers and distributors in the United States.  The consumer acceptance of the Gamma gel Delivery Technology has been overwhelmingly positive.  Gamma is in the process of introducing its own brands of products manufactured utilizing the Gamma Gel Delivery Technology, internationally.

In the second quarter ended September 30, 2008, we were advised by the major national retail chain account with whom we launched the test product as a private label brand for the national retail chain, that the FTC found them to be in violation of certain regulations because of their choice of graphic elements on the packaging were in violation of certain regulations of the Federal Trade Commission.  In the private label contract with the national retail chain, Gamma was required to use the graphic elements provided by the national retail chain.  Gamma’s management recommended graphics we knew to be compliant with the FTC regulations.  The national retail chain rejected Gamma’s proposed packaging graphics.  The experience confirms the maturity of Gamma’s management and processes, and confirmed it is in Gamma’s best interest to pursue commercialization of its own brands retaining greater control of the product packaging, claims and marketing.

On December 24, 2007, our common stock began trading on the Financial Industry Regulatory Authority's (FINRA) Over-the-Counter Bulletin Board under the symbol GMPM.OB.

We have incurred losses since inception.  For the third quarter ended December 31, 2008, we had a net loss of $963,881 as compared to a net loss of $1,255,098 for the quarter ended December 31, 2007.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

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

On December 18, 2008, we issued a press release announcing the receipt of purchase orders for our Jugular® brand energy products by a large convenience store chain in Nevada.

Our Strengths

We believe we have the following competitive strengths that could enable us to capitalize on the large, fragmented and growing market for our Gel based products:

·	Fully integrated platform for sustainable growth
·	Diverse product categories that provide operating flexibility
·	Recognizable brand names that can be leveraged for additional growth
·	Geographic diversity to mitigate market risk concentration
·	Demonstrated ability to identify and commercialize opportunities
·	Experience and results oriented management team
·	Retail account presents with major US retail pharmacy chain.

Results of Operations

The following table summarizes selected items from the statement of operations for the three and nine months ended December 31, 2008 and the comparable periods ended December 31, 2007.

SALES AND COST OF GOODS SOLD:

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
	2008	2007	Change	2008	2007	Change
Sales	24,606	96,407	(74%)	56,141	99,066	(43%)

Cost of Goods Sold	14,466	92,509	(84%)	40,856	101,862	(60%)

Gross Profit (loss)	10,140	3,898	160%	15,285	(2,796)	647%

Gross Profit (loss) Percentage of Sales	41%	4%		27%	(3%)

	Three Months Ended December 31,				Nine Months Ended December 31,
	2008	%	2007	%	2008	%	2007	%
Sales – U.S.	-	0%	96,407	100%	31,535	56%	99,066	100%
Sales – China	24,606	100%	-	0%	24,606	44%	-	0%
Total Sales	24,606	100%	96,407	100%	56,141	100%	99,066	100%

Sales

Our sales for the three months ended December 31, 2008 were $24,606 compared to $96,407 sales during the same three month period in 2007.  During the nine months our sales decreased by 43%.  The decrease in our sales during the nine month period ended December 31, 2008 is a result of the decrease in the amount of orders we have from one of our major customers.  The sales to date are influenced significantly by our customer’s citation by the Federal Trade Commission for certain acts that are 100% independent of Gamma, but did affect their performance and their decisions to implement certain corrections so to be in compliance.  During the nine months ended December 31, 2008, 100% of our revenue was generated from three major customers.  During the nine months ended December 31, 2007, 100% of our revenue was generated from one customer.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold decreased 84% during the third fiscal quarter of 2008 and 60% during the nine months ended December 31, 2008.  The decrease in our cost of goods sold is a result of a decrease in sales relative to the cost to produce our products.  Gross profit margins increased from the prior second fiscal quarter because the Company has begun to commercialize its product line and manufacturing products to meet demand.  Additionally, the packaging materials and costs have decreased since the Company outsourced those services to China.

EXPENSES:

	Three Months Ended December 31,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Expenses:
Consulting – stock-based	198,575	375,000	(47%)	381,008	642,699	(41%)
Consulting	23,700	65,517	(64%)	306,635	797,626	(62%)
Executive compensation – stock based	-	273,437	(100%)	232,874	273,437	(15%)
Executive compensation – shares to be issued	16,875	84,375	(80%)	118,125	84,375	40%
Executive compensation	196,625	42,099	367%	578,666	433,494	33%
General and administrative – stock based	21,000	187,500	(89%)	75,500	187,500	(60%)
General and administrative	495,608	225,998	119%	1,366,341	41,545	3,189%
Total operating expenses	952,383	1,253,926	(24%)	3,059,149	2,460,676	24%

(Loss) from operations	(942,243)	(1,250,028)	(25%)	(3,043,864)	(2,463,472)	24%

Other income (expense):
Interest income	-	669	(100%)	692	2,007	(66%)
Interest expense	(21,645)	(5,739)	277%	(66,013)	(17,216)	283%
Foreign currency transaction gain (loss)	7	-	-	7	-	-
Total other income (expense)	(21,638)	(5,070)	327%	(65,314)	(15,209)	329%

Net (loss)	(963,881)	(1,255,098)	(23%)	(3,109,178)	(2,478,681)	25%

Consulting Expenses

Our consulting expenses have decreased from 2007 for the three and nine month periods ended December 31, 2008, respectively.  The decrease in consulting expenses was the result of decline in revenue and our current financial position.  Due to limited cash resources, we temporarily scaled back the use of consultants.

Executive Compensation

Executive compensation is comprised of cash and stock based compensation.  For the three months ended December 31, 2008, executive compensation increased by 187% from the same period a year ago.  During the nine months our executive compensation increased by 59%.  The increase in our executive compensation in the period ended December 31, 2008 is a result of the variable compensation pool awards that were declared during the first, second and third quarters and an increase in the base salaries of the executives by 5%.

General and Administrative Expenses

General and administrative expenses have increased from 2007 for the three and nine month periods ended December 31, 2008, respectively.  There was an increase of 30% for the three month period ended December 31, 2008 as compared to an increase of 3,129% for the nine month period ended December 31, 2008 in our general and administrative expenses.  The increase in expenses for both the three month and nine month period was the result of increase in use of independent contractors for marketing support services, product development and investor relations.  The amortization of our intangible assets had increased significantly from 2007 to 2008 because production commenced in the quarter ended December 31, 2007 and we started to amortize the value of the intangibles.

(Loss) from Operations

The loss from operations for the three months ended December 31, 2008 was ($942,243), versus a loss from operations of ($1,250,028) for the three months ended December 31, 2007, a change in loss from operations of 24%.  During the nine month period in 2008 our loss from operations increased by 24% compared to the same period a year ago.  The increase in the loss from operations in the three months and nine months ended December 31, 2008 resulted from the increase in executive compensation and amortization expense from the intangible assets.

Interest Income and Interest Expense

Interest income decreased by 100% and 66% in the three and nine months ended December 31, 2008.  The decrease of interest income was as a result of greater use of non-interest bearing accounts and lower account balances.  Interest expense increased 277% during the third fiscal quarter of 2008 and 283% during the nine months ended December 31, 2008.  Our interest expense in 2008 was higher because the Company has capitalized their agreement with Jugular and therefore amortized the gross capitalized amount at a 12% interest rate.

Foreign Currency Transaction Gain (Loss)

During the three month period ended December 31, 2008, the Company commenced product sales in China.  There was a foreign currency transaction gain of $7 and $0 for the three and nine months ended December 31, 2008 and 2007, respectively.

Net (Loss)

Our net loss for the three months ended December 31, 2008 was $963,881, a decrease of $291,217, or 23%, from $1,255,098 for the three months ended December 31, 2007.  For the nine month period ended December 31, 2008, our net loss was $3,109,178, an increase of $630,497, or 25%, from $2,478,661 for the nine month period ended December 31, 2007.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

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

During the quarter ended December 31, 2007, we completed the development of certain product lines and began shipping products to a major U.S. based retail chain account.

In the second quarter ended September 30, 2008, we were advised by the major national retail chain account with whom we launched the test product as a private label brand for the national retail chain, that the FTC found them to be in violation of certain regulations because of their choice of graphic elements on the packaging were in violation of certain regulations of the Federal Trade Commission.  In the private label contract with the national retail chain, Gamma was required to use the graphic elements provided by the national retail chain.  Gamma’s management recommended graphics we knew to be compliant with the FTC regulations.  The national retail chain rejected Gamma’s proposed packaging graphics.   The experience confirms the maturity of Gamma’s management and processes, and confirmed it is in Gamma’s best interest to pursue commercialization of its own brands retaining greater control of the product packaging, claims and marketing.

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

Our management team has decades of experience in the personal care, OTC pharmaceutical and prescription pharmaceutical industries worldwide and, in particular, in Asia.  Our product offerings take advantage of the following market place characteristics:

·	High incidence and high growth of targeted medical conditions and lifestyle objectives;
·	Identifiable market segments for our products and known consumer purchasing patterns by targeted customers;
·	High growth markets in Asia including Greater China and in the United States;
·	Low cost manufacturing or repacking mainly from China but also located in the United States;
·	Multi-tiered price points for product and market differentiation; and
·	Branded consumer product preferences.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2008 and March 31, 2008.

	December 31, 2008	March 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$158,087	$284,564	$(126,477)	(44%)

Current Liabilities	$1,492,779	$944,592	$548,187	58%

Working Capital (deficit)	$(1,334,692)	$(660,028)	$674,664	102%

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

As of December 31, 2008, we continued to use equity sales and debt financing to provide the capital we need to run our business.  In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  In the first quarter in 2008, we successfully raised $400,000 by way of a private placement.  In the three month period ended December 31, 2008, we raised $50,000 and subsequently raised $25,000.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

On June 17, 2008, we executed a Securities Purchase Agreement with Kenridge Holdings LLC (“Kenridge”).  Pursuant to the Securities Purchase Agreement, Kenridge agreed to purchase 1,333,333 shares of our restricted common stock for a total purchase price of $1,000,000 or $0.75 per shares.  In connection with the Securities Purchase Agreement, we agreed to issue Kenridge 1,333,333 series “A” warrants exercisable at $0.75 per share; 1,333,333 series “B” warrants exercisable at $1.00 per share; and 1,333,333 series “C” warrants exercisable at $1.25 per share.  During the second quarter ended September 30, 2008, we received $600,000 from Kenridge in exchange for 799,999 shares of the 1,333,333 shares of our restricted common stock, 799,999 series “A” warrants (of the 1,666,666 series “A”), 799,999 series “B” warrants (of the 1,666,666 series “B”) and 799,999 series “C” warrants (of the series “C”).  As of the date of this filing 666,666 of the shares have been issued and 133,333 of the shares remain unissued.  As of the date of this filing, Kenridge owes the Company the remaining $400,000.  The Company continues to pursue Kenridge for the remaining balance of $400,000 on its investment obligation to the Company.

On November 19, 2008, we executed a term sheet for an accounts receivable financing agreement with Bibby Financial Services (“Bibby”) whereby the Company can finance up to a maximum of $500,000 of its eligible accounts receivables with an 85% advance rate.  Under the financing agreement, the Company would be required to repay advances upon the earlier of its receipt of payment on the financed accounts receivables from its customers, or the financed accounts receivable being aged greater than 90 days from the invoice date.  The financing agreement was for a one year term but during the period ended December 31, 2008, the Company and Bibby terminated their agreement..

On November 20, 2008, we executed a term sheet for a purchase order financing agreement with Bibby Financial Services whereby the Company can finance up to a maximum of $250,000 of its eligible purchase orders with a 65% advance rate.  Bibby will be the consignee of the goods until they are fully paid by the Company.  There will be a purchase order discount fee of 1.25% for the first 15 days and an additional 1.25% for each additional 15 days thereafter with a minimum discount fee of $750 per funding request.  There will be a one-time fee a $250 due diligence fee.  The financing agreement will be secured by substantially all the assets of the Company.  The Company and Bibby did not make any final decisions concerning the term sheet or entered into any definitive and/or binding agreement.

On November 21, 2008, we executed a term sheet for an Equity Line of Credit (ELC), in which the Purchaser will commit to purchase up to $5,000,000 (the “Facility”) of our common stock for a price equal to 94% of the average of the three low closing bid prices during the Valuation Period (the “Purchase Price”).  The shares of common stock will be registered with the SEC before they are purchased.  The term of the agreement will be for two years.  We may draw upon the Facility periodically during the Term by delivering to the Purchaser a written notice (a “Draw Down Notice”) requiring the Purchaser to purchase a dollar amount in shares of common stock. In no event may the shares issuable pursuant to a Draw Down Notice, when aggregated with the shares then held by the Purchaser on the date of the Draw Down, exceed 4.99% of our outstanding common stock.  In lieu of legal fees, we will issue to the Purchaser, 100,000 warrants at 120% of the closing bid price on the day of closing.  The warrants will have a five year term and cashless exercise option.  The term sheet reflects the present intentions of the parties as to the principal terms of the proposed transactions referenced in the term sheet and is subject to execution of a definitive agreement.  The Company and ELC did not make any final decisions concerning the term sheet or entered into any definitive and/or binding agreement.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2008, our cash balance was $2,845.  Our plan for satisfying our cash requirements for the next twelve months is from our agreement with Kenridge, through additional sales of our common stock, third party financing, and/or traditional bank financing.  In the three months ended September 30, 2008, we received $600,000 from Kenridge pursuant to our agreement dated June 17, 2008.  As of the date of this filing, we have not received the remaining $400,000 from Kenridge pursuant to our agreement.  The Company is pursuing Kenridge for the remaining balance of $400,000 on its investment obligation to the Company.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We currently have 3 full time employees in China and the United States.  We intend to hire additional full time employees to fill specific functions in our organization as product sales commence and our operations expand.  We will also hire part-time or independent contractors in connection with certain projects in Greater China and the United States.  We expect to have full-time-equivalent employees working directly for our distributors, manufacturers, and advertising and public relations agencies.  We will vary employment as product demand dictates.  We have planned to expand our full time employment over the next 12 months to meet our existing or anticipated operational needs.

Consulting Agreements

CEOcast, Inc.  On June 2, 2008, we entered into a Consulting Agreement with CEOcast, Inc., wherein CEOcast agreed to provide the Company with investor relations services.  We agreed to pay CEOcast $6,000 for first month’s payment and 150,000 shares of restricted common stock (issued on July 14, 2008).  In addition, we agreed to pay CEOcast $6,000 on or before the 2nd day of each of July and August and commencing on September 2, 2008, we will pay CEOcast $9,000 per month for September, October and November.  The term of the agreement was for six (6) months terminating on December 2, 2008.  As of December 31, 2008, the Company owes CEOcast $33,000 in compensation.

Black Cat Consulting, Inc.  On July 1, 2008, we entered into a Consulting Agreement with Black Cat Consulting, Inc., wherein Black Cat agreed to provide the Company with strategic and financial consulting services.  We agreed to compensate Black Cat 150,499 shares of our restricted common stock (issued on July 14, 2008).  The term of the agreement was for six (6) months terminating on January 1, 2009.

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

Sandy Lang/Marty Goldrod.  On January 21, 2009, we entered into an investor relations and representation agreement with Sandy Lang/Marty Goldrod (the “Consultant”), wherein the Consultant agreed to provide investor relations services to the Company for a period of thirty days with an automatic renewal of additional forty-five day periods up to one year.  We agreed to compensate the Consultant with 1,000,000 shares of our restricted common stock.

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

Brokerage Agreement

On October 1, 2007, we entered into a Brokerage Agreement with Business World Management, Inc., wherein Mr. Ezra Cummings, President of Business World (the “Broker”), agreed to provide the Company with broker services to achieve our target sales by selling certain of our products within the Territory (which includes all military connected installations and activities including all U.S. military ports and ships at sea).  Pursuant to the agreement we agreed to pay the Broker: (1) 5% commission payable on collection of receivables from the buyers in the Territory, payable quarterly; (2) 1% commission (finders fee) payable on collection of receivables from referred buyers in the Territory for a period of no more than 6 months from the start of sales to the referred buyers; and (3) 1% commission payable upon achievement of the sales forecast for each quarter, payable quarterly.  The 1% finders fee may be replaced with 80,000 shares of common stock (the 80,000 shares were issued to the Broker on April 9, 2008 and were registered on Form S-8 filed with the SEC on June 16, 2008).  Additionally, the Broker has the option of receiving payment of the 5% commission and the 1% performance bonus in cash or as shares or as a combination of cash and shares up to the value of 5% plus 1% of quarterly sales value.  The term of the agreement was for 2 years, beginning on October 1, 2007 and terminating on September 30, 2010.  As of December 31, 2008, the brokerage agreement was mutually terminated by both parties.

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

On November 19, 2008, we entered into a professional advisory agreement with Sherman Lazrus, wherein Mr. Lazrus agreed to introduce the Company to new financing sources that directly fund transactions including debt, equity, and equity related.  Upon completion of a funding from a directly introduced source, the Company has agreed to pay no more than 5% of the gross proceeds.  For introductions to other financial intermediary and successful closing of funding, the Company shall pay a one-time finders’ fee of 2% in cash.  If the consultant assists the Company with securing an equity line of credit, then the Company will pay the consultant a one-time fee equal to 1.30% in cash and 1.30% in shares of common stock.  The term of the agreement was for one year from the date of November 19, 2008.  As of December 31, 2008, the agreement was mutually terminated by both parties.

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

On October 15, 2008, we entered into a Finder Agreement with Cody Camarote, wherein Mr. Camarote agreed to introduce the Company to certain financing sources known to or identified by Mr. Camarote relating to potential financing (“transaction”) involving the Company.  If we close on a transaction wherein Mr. Camarote identified the source of financing, we will pay Mr. Camarote, upon closing of the transaction, 8% cash fee and 10,000 shares of our restricted common stock per $100,000 raised through a direct equity investment and a 2% cash fee if an introduction results in the successful closing of a transaction.  The agreement may be terminated at any time by either party.  Subsequent to December 31, 2008, Mr. Camarote assisted the Company in raising $25,000.

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

Consignment Agreements

On December 1, 2008, we entered into an inventory consignment agreement with Bridgeland Trading Ltd., wherein Gamma hereby grants to Bridgeland, upon and subject to the terms and conditions of the agreement, an exclusive license under the rights to develop, manufacture, market, distribute and sell, and have manufactured, marketed, distributed and sold, certain products.  Pursuant to the agreement Gamma and Bridgeland desire that Bridgeland sell the consigned merchandise pursuant to a consignment arrangement, the terms of which are set forth in the agreement.  The consignment payment shall be equal to 10% of Bridgeland’s net sales of consigned merchandise, plus such additional amount, if any, as may be necessary for Bridgeland to pay the minimum consignment payment.

In connection with the consignment agreement mentioned above between Gamma and Bridgeland, on December 1, 2008, Bridgeland entered into an inventory consignment agreement with Parco Sino-Can Science Technology Inc.  Bridgeland is engaged in the supply of pharmaceutical products as a result of its inventory consignment agreement with Gamma (mentioned above) and wishes to provide Parco with rights to package, promote, sell and distribute certain of its products in the Territory on a Consignment basis. Parco is in the business of packaging, marketing and distributing a number of products, for companies doing business in China and elsewhere, including pharmaceutical products.  Pursuant to the agreement, Parco will market and sell certain of Bridgeland's products as consigned to Bridgeland pursuant to the terms and conditions of the Gamma Agreement, on a consignment basis, the “Consigned Merchandise,” which includes, but is not limited to various pharmaceutical products including but not limited to Multi-Flavored Gumdrops, Swirl Gummy Bears, Multi-Flavored gummy Bears, and Orange Gumdrops.  The consignment payment shall be equal to 10% of Parco’s net sales of consigned merchandise, plus such additional amount, if any, as may be necessary for Parco to pay the minimum consignment payment.

Copies of the consignment agreements mentioned above are attached hereto as Exhibit 10.17 and Exhibit 10.18.

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

The Company has products that are in China that are sold on a consignment basis.  Once the products are shipped to a customer they will have 30 days to return product and the Company grants the customer an additional 30 days to pay for the product.  Because of the return policy the Company will defer the recognition of revenue until end of the 30 day return policy.

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

As a result of our deficiency in working capital at December 31, 2008, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through future equity private placements, with traditional financing firms and/or with an industry partner, or debt facilities.

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

Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the growing market for vitamins and nutriceuticals in Greater China and the United States. Some of these risks and uncertainties relate to our ability to:

·	offer products to attract and retain a larger customer base;
·	attract additional customers and increased spending per customer;
·	increase awareness of our brands and continue to develop customer loyalty;
·	respond to competitive market conditions;
·	respond to changes in our regulatory environment;

·	manage risks associated with intellectual property rights;
·	maintain effective control of our costs and expenses;
·	raise sufficient capital to sustain and expand our business;
·	attract, retain and motivate qualified personnel; and
·	upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We will need additional capital to fund our operations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

As of December 31, 2008, we had $2,845 in cash.  Our management plans to raise additional equity capital to begin executing our business plan, but there can be no assurance that we will be able to raise such funds.  Even if we are able to raise additional capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments.  Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain initial or additional funding, we may be required to:

·	limit our marketing efforts; and
·	decrease or eliminate capital expenditures.

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

If our products fail to perform properly, our business could suffer with increased costs and reduced income.

Our products may fail to meet consumer expectations.  Failure of our products to meet expectations could:

·	damage our reputation;
·	decrease sales;
·	incur costs related to returns;
·	delay market acceptance of our products;
·	result in unpaid accounts receivable; and
·	divert our resources to reformulation or alternative products.

International unrest or foreign currency fluctuations could adversely affect the Company’s results.

There are a number of risks arising from the Company's international business, including:

- foreign currencies it receives for sales outside the U.S. could be subject to unfavorable exchange rates with the U.S. dollar and reduce the amount of revenue that the Company recognizes;

- the possibility that unfriendly nations or groups could boycott its products;

- general economic and political conditions in the markets in which it operate;

- potential increased costs associated with overlapping tax structures;

- more limited protection for intellectual property rights in some countries;

- unexpected changes in regulatory requirements;

- the difficulties of compliance with a wide variety of foreign laws and regulations;

- longer accounts receivable cycles in certain foreign countries; and

- import and export licensing requirements.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar, which is its reporting currency. The Company recognizes foreign currency gains or losses arising from its operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which the Company does business have caused, and will continue to cause, foreign currency transaction gains and losses. The Company cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates. The Company engages in limited foreign exchange hedging transactions to mitigate the impact of this volatility on its operations, but its strategies are short-term in nature and may not adequately protect its operating results from the full effects of exchange rate fluctuations.

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

The economy of China differs from the economies of most developed countries in many respects, including, but not limited to:

·	structure
·	capital re-investment
·	government involvement
·	allocation of resources
·	level of development
·	control of foreign exchange
·	growth rate
·	rate of inflation

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

Policies and other measures taken by the PRC government to regulate the economy could have a significant negative impact on economic conditions in China, with a resulting negative impact on our business.  For example, our financial condition and results of operations may be materially and adversely affected by:

·	new laws and regulations and the interpretation of those laws and regulations;
·	the introduction of measures to control inflation or stimulate growth;
·	changes in the rate or method of taxation;
·	the imposition of additional restrictions on currency conversion and remittances abroad; or
·	any actions which limit our ability to develop, produce, import or sell our products in China, or to finance and operate our business in China.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

·	Deliver to the customer, and obtain a written receipt for, a disclosure document;
·	Disclose certain price information about the stock;
·	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
·	Send monthly statements to customers with market and price information about the penny stock; and
·	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Subsequent Issuances

On February 3, 2009, we issued 399,688 shares of our common stock to Stoecklein Law Group and 337,500 shares of our common stock to TKM Accounting for services rendered to the Company.  The shares issued were registered in a Registration Statement on Form S-8 filed on January 30, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

None

Item 5.       Other Information.

None

Item 6.       Exhibits.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

10.17	Inventory Consignment Agreement between Gamma and Bridgeland, dated 12/01/08	X

10.18	Inventory Consignment Agreement between Bridgeland and Parco, dated 12/31/08	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.5	Press Release dated May 15, 2008		10-Q	6/30/08	99.5	8/14/08

99.6	Press Release dated May 19, 2008		10-Q	6/30/08	99.6	8/14/08

99.7	Press Release dated June 10, 2008		10-Q	6/30/08	99.7	8/14/08

99.8	Press Release dated June 13, 2008		10-Q	6/30/08	99.8	8/14/08

99.9	Press Release dated July 16, 2008		10-Q	6/30/08	99.9	8/14/08

99.10	Press Release dated September 3, 2008		10-Q	9/30/08	99.10	11/26/08

99.11	Press Release dated September 25, 2008		10-Q	9/30/08	99.11	11/26/08

99.12	Press Release dated November 17, 2008		10-Q	9/30/08	99.12	11/26/08

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMA PHARMACEUTICALS INC.
(Registrant)

By: /s/ Joseph Cunningham
      Joseph Cunningham, Chief Financial Officer
      (On behalf of the registrant and as
       principal financial officer)

Date: February 23, 2009