Form 10-K
Gamma Pharmaceuticals Inc
filed 2009-07-15
CIK 904146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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
Common Stock

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
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $7,227,177 based on a share value of $0.60.

The number of shares of Common Stock, $0.001 par value, outstanding on July 13, 2009 was 27,020,876 shares.

GAMMA PHARMACEUTICALS INC.
FOR THE FISCAL YEAR ENDED
MARCH 31, 2009

Index to Report
on Form 10-K

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

Under the Technology Transfer Agreement, we acquired all copyrights, trademarks, trade secrets and know-how for a product line of 10 vitamins and nutriceuticals, and a product line of personal care products including IceDrops, an alcohol based hand sanitizer (collectively "New Products").  The products have been formulated to be in compliance with prevailing regulations of the appropriate government regulatory agencies in China, Taiwan, Hong Kong and the U.S.  Final submission of labeling and product performance claims, to the same regulatory agencies, is pending.  We intend to take the necessary steps to market the products in these jurisdictions and will undertake manufacturing through qualified third party sources.  In all of these major markets, Management has experience marketing and selling similar products.

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

Our Business

We are a marketing and product formulation company selling our own branded products through wholesalers and direct to retailers both in the US and internationally.  We are headquartered in Las Vegas, Nevada with a wholly-owned subsidiary company in Hong Kong and a Representative Office in Beijing the Peoples Republic of China (“PRC”).  We have created, registered and branded innovative product lines of nutritional supplements, personal care products and Over-the-Counter (OTC) pharmaceuticals.  Currently, our products are produced by third party manufactures and distributed in North America and Greater China.  Our initial success is based on adapting our proprietary “Gel Delivery Technology®” for selected wellness products.

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

We shipped our first products in the three month period ended December 31, 2007.  Sales have been made to a major national retail account for a product utilizing our proprietary Gel Technology, in a gumdrop product form.  We have signed Agreements with wholesalers and with retail outlets for our branded products and have put in place a national network of product brokers in the United States. During fiscal year ending March 31, 2009, we began selling our branded products in China for distribution to retails stores in four major Chinese cities.  We view this aspect of our business as critical to our future growth and expect the size and frequency of shipment to increase.

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

We market unique product forms including gel strips and gummy gels and crystal gels with each Master Brand targeting a defined consumer profile.  For example, our BrilliantChoice™ brand consists of mainly children’s health supplements but is targeted to complement the mother, whom we have defined as the “multi-mom”, and the person mainly responsible for the buying of children’s supplements – “Mom you’ve made a brilliant choice.”  Our tagline "Go for the Jugular" is used for our Jugular Energy Products™ which are targeted towards the youth oriented market including action sports and has resonated with several other sub markets which we intend to exploit.

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

[Missing Graphic Reference]
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

Manufacturing

At this time, we intend to contract to manufacture our products with leading supply manufacturers in mainly North America and may consider qualified manufactures in greater China.  We believe that this is a lower-risk strategy and will preserve capital investment particularly during the next 12-18 month period.  We believe that there is a surplus of manufacturing capacity for our products in China and in the United States and as such, pricing pressure may result in manufacturers allowing for price concessions, providing us additional support for managing our gross margins. We will aim to diversify our manufacturing where possible so not to become overly dependent on any one manufacturing group.  Our Management has worked with several manufacturing groups in the past and we believe the relationship with these groups will help us to quickly organize our manufacturing resources.

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

Marketing and Promotions

The Company has developed a series of innovative marketing and brand promotional programs designed to stimulate end purchaser demand and to support our wholesale and retail partners.  The Company views the effective use of its marketing programs as a key value driver when presenting our brands and products to wholesalers and retailers alike.  In effect, the Company is not just sell innovative product forms and noteworthy brands but also the Company’s ability to drive consumer demand to named retail outlets using the Company’s marketing and promotional activities.  The Company uses a variety of promotional techniques including product sampling to drive the consumer's initial purchase but then relies on other activities to reinforce the purchase decision and to encourage additional product purchases.

Competition

The market for vitamins and nutritional supplement products is highly competitive.  Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and availability of new products.  We believe that we are well positioned to compete in the fast-developing North American and Greater China vitamin and nutraceutical market with a potentially strong brand identity, diverse product portfolio, research and development capabilities, established sales and marketing know-how and favorable cost structure. We believe that competition and leadership in our industry are based on managerial and technological expertise, and the ability to identify and exploit commercially viable products.

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

Industry Overview

China

China is one of the world's major producers of ingredients for pharmaceuticals, herbal supplements, nutritional supplements and personal care products.  According to a recent ISI Emerging Markets report, the pharmaceutical industry in China was approximately $27.7 billion in 2005 and China is forecast to become the world’s fifth largest pharmaceutical market by 2010.

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

Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including the following:

·	initiating investigations,

·	issuing warning letters and cease and desist orders,

·	requiring corrective labeling or advertising,

·	requiring consumer redress, such as requiring that a company offer to repurchase products previously sold to consumers,

·	seeking injunctive relief or product seizures,

·	imposing civil penalties, or

·	commencing civil procedures or criminal prosecution.

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

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect such additional regulation, when and if it occurs, would have on our business in the future. Such additional regulation could require, however, any of the following:

·	the reformulation of certain products to meet new standards,

·	the recall or discontinuance of certain products,

·	additional record keeping,

·	expanded documentation of the properties of certain products,

·	revised, expanded or different labeling, or

·	additional scientific substantiation.

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

Consulting Agreements

CEOcast, Inc.  On June 2, 2008, we entered into a Consulting Agreement with CEOcast, Inc., wherein CEOcast agreed to provide the Company with investor relations services.  We agreed to pay CEOcast $6,000 for first month’s payment and 150,000 shares of restricted common stock (issued on July 14, 2008).  In addition, we agreed to pay CEOcast $6,000 on or before the 2nd day of each of July and August and commencing on September 2, 2008, we will pay CEOcast $9,000 per month for September, October and November.  The term of the agreement was for six (6) months terminating on December 2, 2008.  As of March 31, 2009, the Company owes CEOcast $33,000 in compensation.

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

New Castle Consulting, LLC. On November 3, 2008, we entered into a consulting agreement with New Castle Consulting for investor relations services for a period of six months commencing on November 3, 2008 and terminating on May 3, 2009.  We agreed to issue 250,000 shares of common stock to New Castle Consulting as a commencement bonus which will vest at 42,000 shares per month beginning May 1, 2009 and will be 100% vested by October 1, 2009.  The shares were issued on November 11, 2008.

Sandy Lang/Marty Goldrod.  On January 21, 2009, we entered into an investor relations and representation agreement with Sandy Lang/Marty Goldrod (the “Consultant”), wherein the Consultant agreed to provide investor relations services to the Company for a period of thirty days with an automatic renewal of additional forty-five day periods up to one year.  We agreed to compensate the Consultant with 1,000,000 shares of our restricted common stock which by mutual agreement was later reduced to 500,000 shares which were issued on February 27, 2009.

Allen Campbell.  On January 2, 2009, we entered into an Agreement regarding Compensation for Consulting Services with Allen Campbell.  Mr. Campbell provided the Company with consulting services since June 30, 2008 and has not been compensated for his services.  We agreed to issue 200,000 shares of our restricted common stock to compensate Mr. Campbell for his past service.  The 200,000 shares were issued to Mr. Campbell on February 27, 2009.

First National Partners, LLC.  On March 20, 2009, we entered into an agreement with First National Partners, LLC (“FNP”), wherein the FNP agreed to provide the Company with services in securing a loan.  FNP will advise the Company about the structuring of our financing request.  FNP shall perform its best efforts in originating and processing a loan application. FNP will present the project to its direct lending affiliates for the purpose of the Company receiving funding for our project.  We agreed to pay a processing fee of $2,000 to FNP.  Additionally, upon funding we agreed to pay FNP a fee based upon the total funding amount.

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

Advisory Agreements

On May 30, 2007, we entered into an Advisory Agreement with Ezra Cummings, wherein Mr. Cummings agreed to be a member of the Company’s Corporate Advisory Board.  Pursuant to the agreement we agreed to issue 20,000 shares of our common stock and an option to purchase 20,000 shares of our common stock to Mr. Cummings as compensation for his services.  The 20,000 shares of common stock were issued to Mr. Cummings on April 9, 2008 and were registered on Form S-8 filed with the SEC on June 16, 2008.  As of September 30, 2008, the 20,000 options have not been granted to Mr. Cummings.  The term of the agreement began on May 30, 2007 and terminated on May 29, 2009.

On June 30, 2008, the Company entered into a professional advisory agreement with John Cunningham for the period commencing on June 30, 2008 and concluding on September 15, 2008.  We agreed to compensate Mr. John Cunningham with a performance bonus of 20,000 shares of common stock (issued on October 24, 2008) and $5,000 a month.

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

On April 6, 2009, we entered into a Non Exclusive Corporate Advisory Agreement with Atlanta Capital Partners, LLC (“ACP”), wherein we engaged ACP as our Strategic Corporate Advisor.  In the event ACP is involved in advising, introducing and/or consulting to the Company on any financing accepted by the Company, we will compensate ACP as follows: 1) a bonus consulting fee equal to 4% of any non-subordinated debt financing; 2) a bonus consulting fee equal to 10% of any subordinated debt financing; and 3) a $500 an hour consulting fee will be paid to ACP if an equity financing or any other type of financing that is handled by a broker/dealer and where ACP assists in the coordination of such activity.  The term of the agreement will last until the Company provides ACP a written notification of termination of the agreement.

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

On October 15, 2008, we entered into a Finder Agreement with Cody Camarote, wherein Mr. Camarote agreed to introduce the Company to certain financing sources known to or identified by Mr. Camarote relating to potential financing (“transaction”) involving the Company.  If we close on a transaction wherein Mr. Camarote identified the source of financing, we will pay Mr. Camarote, upon closing of the transaction, 8% cash fee and 10,000 shares of our restricted common stock per $100,000 raised through a direct equity investment and a 2% cash fee if an introduction results in the successful closing of a transaction.  The agreement may be terminated at any time by either party.  In the fourth quarter ended March 31, 2009, Mr. Camarote assisted the Company in raising $25,000.

Marketing Support Agreement

On April 1, 2008, we entered into a Marketing Support Agreement with Gary Reeves, wherein Mr. Reeves agreed to provide the Company with services to achieve our target sales by selling certain of our products within the Territory (territory to be agreed between the parties from time to time).  Pursuant to the agreement we agreed to pay Mr. Reeves: (1) 5% commission payable on collection of receivables from the buyers in the Territory, payable quarterly; (2) 1% commission (finder fee) payable on collection of receivables from referred buyers in the Territory for a period of no more than 6 months from the start of sales to the referred buyers; and (3) 1% commission payable upon achievement of the sales forecast for each quarter, payable quarterly.  The 1% finder fee may be replaced with 100,000 shares of common stock (issued to Mr. Reeves on April 9, 2008 and were registered on Form S-8 filed with the SEC on June 16, 2008).  We will pay Mr. Reeves on a limited basis as follows: (a) not to exceed $4,000 monthly, (b) monthly payments will be made until commission structure on the incremental net sales generates a payment to Mr. Reeves of $4,000 in a period first day of month until last day of month, and (c) As incremental net sales generate commission higher than zero but not yet achieving $4,000, compensation will be paid using the formula $4,000 less commission earned and or attributable to a month defined as a period first day of month until last day of month = compensation due and payable.  Additionally, Mr. Reeves has the option of receiving payment of the 5% commission and the 1% performance bonus in cash or as shares or as a combination of cash and shares up to the value of 5% plus 1% of quarterly sales value.  The term of the agreement is for 2 years, beginning on April 1, 2008 and terminating on March 30, 2010.

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

As a result of our deficiency in working capital at March 31, 2009, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through future equity private placements, with traditional financing firms and/or with an industry partner, or debt facilities.

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

As of March 31, 2009, we had $116,669 in cash.  Our management plans to raise additional equity capital to begin executing our business plan, but there can be no assurance that we will be able to raise such funds.  Even if we are able to raise additional capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments.  Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, China has not developed a fully-integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.  In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties.  In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect.  As a result, we may not be aware of our violation of these policies and rules until sometime after the violation.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have two late filings reported by FINRA.

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

ITEM 2.                      PROPERTIES

Our principal office of record is located at 7477 W. Lake Mead Blvd., Las Vegas, Nevada 89128.  We pay a resident agent fee of approximately $400 for this office.  We currently maintain our corporate office at 2569 E. Washburn Rd., North Las Vegas, NV 89081, for which we have executed a 12 month lease on an office suite that is approximately 4,000 square feet for which we pay rent of $3,200 per month.  Our registered office for our Hong Kong subsidiary is located at 3705 Bank of America Tower, 12 Harcourt Road, Central, Hong Kong.  Our annual rent for this office is $1,500.  Our Beijing Representative Office, Gamma Pharmaceuticals (HK) Ltd. Representative office is located at Suite 909, Everlasting Plaza, 39 Anding Road Beijing, 100029, P.R.C. and we pay $2,000 monthly. As our business develops we plan to move to larger space as merited.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Common Stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “GMPM”. We have been eligible to participate in the OTC Bulletin Board since December 24, 2007.  The following table sets forth the quarterly high and low bid prices for our Common Stock during our last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2009
	High	Low
1st Quarter	7.50	0.55
2nd Quarter	1.70	0.53
3rd Quarter	0.65	0.07
4th Quarter	0.45	0.02

(b) Holders of Common Stock

As of July 13, 2009, we had approximately 413 stockholders of record of the 27,020,876 shares outstanding.

(c) Dividends

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

On February 27, 2009, we issued a total of 2,389,955 shares of our common stock to the following:

Name	No. of Shares	Reason
Peter Cunningham	56,205	Executive variable compensation pool plan
Joseph Cunningham	28,125	Executive variable compensation pool plan
Hao Zhang	28,125	Executive variable compensation pool plan
Allen Campbell	157,500	Services
Sandy Lang	500,000	Services
Black Cat Consulting	1,000,000	Services
Jugular Inc.	90,000	License Fee
Richard Fielder	40,000	Services
Good News Capital LLC	225,000	Services
J H Darbie Co., Inc.	50,000	Services
Magellin Entertainment Inc.	60,000	Services
John Cunningham	20,000	Services
Ronald Balducci	40,000	Services
Paul Cohen	95,000	Services

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

On May 28, 2009, we issued a total of 1,449,099 shares of our common stock to the following:

Name	No. of Shares	Reason
Peter Cunningham	122,545	Executive variable compensation pool plan
Joseph Cunningham	56,250	Executive variable compensation pool plan
Hao Zhang	56,250	Executive variable compensation pool plan
Allen Campbell	43,000	Services
TKM Accounting Services	110,954	Services
SPC Consultants LLC Inc	800,000	Services
Jugular Inc.	93,600	License Fee
Eugene Richards	71,250	Services
Gary Reeves	71,250	Services
John Cunningham	20,000	Services

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

On May 28, 2009, we issued a total of 1,940,000 shares of our restricted common stock to 6 accredited investors (for a total purchase price of $194,000, all of which was paid in cash) who purchased the shares before the year ended March 31, 2009.  We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

On May 28, 2009, we issued a total of 1,100,000 shares of our restricted common stock to 2 accredited investors (for a total purchase price of $110,000, all of which was paid in cash) who purchased the shares after the year ended March 31, 2009.  We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

Series A Preferred Stock

On March 31, 2009, we issued a total of 7,462 shares of $0.001 Series A Preferred Stock to our officers in exchange for cancellation of $895,553 of accrued executive compensation. The evaluation use is $0.12 per share as of the above date.  Each preferred share represents 1,000 shares of common stock for voting purposes.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the fourth quarter ended March 31, 2009.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report.  References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Gamma”, “the Company”, and similar terms refer to Gamma Pharmaceuticals Inc. and its wholly owned subsidiary Gamma Pharmaceuticals (HK) Ltd. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

We are a marketing and product formulation company selling our own branded products through wholesalers and direct to retailers both in the US and internationally.  Our core focus is the marketing and sale of vitamins and nutriceuticals, OTC pharmaceutical products and personal care products in Greater China and the United States.  We sell our branded nutritional supplements under the trademarks Brilliant Choice™ children’s nutritional supplements featuring the call to action – “Mom you’ve made a brilliant choice for you children’s nutrition,” SAVVY™ adult nutritional supplements featuring the call to action “Be SAVVY Stay Healthhy,” and Jugular Energy Products™ and high performance supplements featuring the call to action “Go for the Jugular™.” Our customer focus is on selling products in the Lifestyle of Health & Sustainability ("LOHAS") marketplace and in the Energy Supplement Market.  We developed a series of innovative marketing programs to support our product sales and retail partners.  We have successfully sought and will continue to seek financing opportunities to fund our development and to support our marketing programs and the commercialization of our product lines

We have copyrights, trademarks, trade secrets and knowhow for product lines of vitamins and nutriceuticals, energy products and personal care products spread across 3 major brands. The products have been formulated to be in compliance with prevailing regulations of the appropriate government regulatory agencies in China, Taiwan, Hong Kong and the U.S.  Final submission of labeling and product performance claims, to the same regulatory agencies, has been made for certain products and is pending for certain other products.  We intend to take the necessary steps to market the products in these jurisdictions and will undertake manufacturing through qualified third party sources.  In all of these major markets, our management has experience in marketing and selling similar products.

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

In the period ended December 31, 2007, we shipped our first products to test several commercial and operational capabilities and systems, and to demonstrate the consumer preference for products made utilizing Gamma’s Gel Delivery Technology, versus well established technologies in the market.  Sales have been made to a major national retail account for a product utilizing Gamma's proprietary Gel Technology, in a gumdrop product form.  All tests were successful.  We undertook timely order processing, efficient and effective manufacturing processes, billing and collection processes and financial reporting processes and product recall processes.  During the period ended September 30, 2007, we launched our Product Distributor / Broker Management Program.  Agreements have been signed that establish Gamma's national network of product brokers and distributors in the United States.  The consumer acceptance of the Gamma Gel Delivery Technology has been overwhelmingly positive.  Gamma is in the process now of taking orders for own brands of products manufactured utilizing the Gamma Gel Delivery Technology both in the US and  internationally.

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

We have incurred losses since inception.  For the year ended March 31, 2009, we had a net loss of $3,906,424 as compared to a net loss of $3,795,571 for the year ended March 31, 2008.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

Recent Developments

On June 17, 2008, we executed a Securities Purchase Agreement with Kenridge Holdings LLC (“Kenridge”).  Pursuant to the Securities Purchase Agreement, Kenridge agreed to purchase 1,333,333 shares of our restricted common stock for a total purchase price of $1,000,000 or $0.75 per share.  In connection with the Securities Purchase Agreement, we agreed to issue Kenridge 1,333,333 series “A” warrants exercisable at $0.75 per share; 1,333,333 series “B” warrants exercisable at $1.00 per share; and 1,333,333 series “C” warrants exercisable at $1.25 per share.  The warrants have a five year exercise right.  In the quarter ended September 30, 2008, we received $600,000 from Kenridge in exchange for 799,999 shares of the 1,333,333 shares of our restricted common stock, 799,999 series “A” warrants (of the 1,666,666 series “A”), 799,999 series “B” warrants (of the 1,666,666 series “B”) and 799,999 series “C” warrants (of the series “C”).  Of the 799,999 shares, 666,666 shares were issued on July 14, 2008 and the remaining 133,333 shares remain unissued as of the date of this filing.  As of the date of this filing, Kenridge owes the Company the remaining $400,000.  The Company continues to pursue Kenridge for the remaining balance of $400,000 on its investment obligation to the Company.  The Company is currently evaluating its legal options and continues to maintain a dialogue with Kenridge towards resolving this matter

On May 15, 2008, we issued a press release announcing that we have commenced our export program with China.

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

On March 27, 2009, we issued a press release to announce the receipt of purchase orders for our Jugular® brand Energy Products from Texas Liquid Energy Distributing Co. of San Antonio, Texas.

On June 4, 2009, we issued a press release to announce we have been issued Purchase Orders from pharmacy and supermarket chains in the American Southwest.

On June 9, 2009, we issued a press release announcing the receipt of purchase orders from Liberty USA, Inc., a distributor in Pennsylvania, Ohio and West Virginia.

On June 15, 2009, we issued a press release announce an agreement with Mr. Checkout, a national network of distributors for coverage in selected territories.

On June 23, 2009, we issued a press release announcing an agreement with 360 Distribution, a distributor in Texas.

Our Strengths

We believe we have the following competitive strengths that could enable us to capitalize on the large, fragmented and growing market for our Gel based products:

•	Fully integrated platform for sustainable growth
•	Diverse product categories that provide operating flexibility
•	Recognizable brand names that can be leveraged for additional growth
•	Geographic diversity to mitigate market risk concentration
•	Demonstrated ability to identify and commercialize opportunities
•	Experience and results oriented management team
•	Retail account presents with major US retail pharmacy chain.

Results of Operations

The following table summarizes selected items from the statement of operations for the fiscal year ended March 31, 2009 compared to March 31, 2008.

SALES AND COST OF GOODS SOLD:

	Fiscal Year Ended March 31,		%
	2009	2008	Change
Sales	$56,141	$197,840	(72%)

Cost of Goods Sold	40,266	187,293	(79%)

Gross Profit (loss)	15,875	10,547	51%

Gross Profit (loss) Percentage of Sales	28%	5%

	Fiscal Year Ended March 31,
	2009	%	2008	%
Sales – U.S.	$31,534	56%	$197,840	100%
Sales – China	24,607	44%	-	0%
Total Sales	$56,141	100%	$197,840	100%

Sales

Our sales for the fiscal year ended March 31, 2009 were $56,141 compared to $197,840 sales during the same period in 2007.  In 2009 our sales decreased by 72%.  The decrease in our sales is a result of the decrease in the amount of orders we have from one of our major customers.  The sales to date are influenced significantly by our customer’s citation by the Federal Trade Commission for certain acts that are 100% independent of Gamma, but did affect their performance and their decisions to implement certain corrections so to be in compliance.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold decreased 79% during the fiscal year ended March 31, 2009 compared to the same period in 2008.  The decrease in our cost of goods sold is a result of a decrease in sales relative to the cost to produce our products.  Gross profit margins increased from the prior fiscal year because the Company has begun to commercialize its product line and manufacturing products to meet demand.  Additionally, the packaging materials and costs have decreased since the Company outsourced those services to China.

EXPENSES:

	Fiscal Year Ended March 31,			%
	2009	2008		Change
Expenses:
Consulting – stock-based	484,636	1,280,199		(62%)
Consulting	404,849	215,886		88%
Executive compensation – stock based	446,585	470,313		(5%)
Executive compensation – shares to be issued	25,916	-		-
Executive compensation	662,664	568,334		17%
General and administrative – stock based	134,475	76,886		75%
General and administrative	1,674,880	1,156,799		45%
Total operating expenses	3,834,005	3,768,417		2%

(Loss) from operations	(3,818,130)	(3,757,870)		2%

Other income (expense):
Interest income	692	2,029		(66%)
Miscellaneous income	400	-		-
Interest expense	(89,237)	(39,730)		125%
(Loss) on the sale of fixed assets	(270)	-	-	-
Foreign currency transaction gain (loss)	121	-		-
Total other income (expense)	(88,294)	(37,701)		134%

Net (loss)	(3,906,424)	(3,795,571)		3%

Consulting Expenses

Our consulting expenses have decreased from 2008 for the fiscal year ended March 31, 2009, respectively.  The decrease in consulting expenses was the result of decline in revenue and our current financial position.  Due to limited cash resources, we temporarily scaled back the use of consultants.

Executive Compensation

Executive compensation is comprised of cash and stock based compensation.  For the fiscal year ended March 31, 2009, executive compensation increased by 12% from the same period a year ago.  The increase in our executive compensation in the year ended March 31, 2009 is a result of the variable compensation pool awards and an increase in the base salaries of the executives by 5%.

General and Administrative Expenses

General and administrative expenses for the year ended March 31, 2009 increased by 120% from the year ended March 31, 2008, respectively.  The increase in expenses was the result of increase in use of independent contractors for marketing support services, product development and investor relations.

Loss from Operations

The loss from operations for the fiscal year ended March 31, 2009 was $3,818,130, versus a loss from operations of $3,757,870 for the year ended March 31, 2008, a change in loss from operations of 2%.  The increase in the loss from operations in the year ended March 31, 2009 resulted from the increase in executive compensation and amortization expense from the intangible assets.

Interest Income and Interest Expense

Interest income decreased by 66% in the fiscal year ended March 31, 2009.  The decrease of interest income was as a result of greater use of non-interest bearing accounts and lower account balances.

Foreign Currency Transaction Gain (Loss)

During the fiscal year ended March 31, 2009, the Company commenced product sales in China.  There was a foreign currency transaction gain of $121 and $0 for the years ended March 31, 2009 and 2008, respectively.

Net (Loss)

Our net loss for the fiscal year ended March 31, 2009 was $3,906,424, an increase of $110,853, or 3%, from $3,795,571 for the year ended March 31, 2008.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

We are a marketing and product formulation company selling our own branded products through wholesalers and direct to retailers both in the US and internationally.  Our core focus is the marketing and sale of vitamins and nutriceuticals, OTC pharmaceutical products and personal care products in Greater China and the United States.  We sell our branded nutritional supplements under the trademarks Brilliant Choice™ children’s nutritional supplements featuring the call to action – “Mom you’ve made a brilliant choice for you children’s nutrition,” SAVVY™ adult nutritional supplements featuring the call to action “Be SAVVY Stay Healthhy,” and Jugular Energy Products™ and high performance supplements featuring the call to action “Go for the Jugular™.” Our customer focus is on selling products in the Lifestyle of Health & Sustainability ("LOHAS") marketplace and in the Energy Supplement Market.  We developed a series of innovative marketing programs to support our product sales and retail partners.  We have successfully sought and will continue to seek financing opportunities to fund our development and to support our marketing programs and the commercialization of our product lines

We first began selling our branded product in China and today we are taking orders for US sales and additional orders internationally.

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

In China, the economy has grown between 8% and 10% in each year of this decade and the Chinese economy has been in the least affected major economy during the current global economic slowdown will.  According to the Frost & Sullivan, total expenditures on pharmaceuticals products in China are expected to reach $125 billion in 2011.  IMS Health estimates that China will become the second largest pharmaceuticals market in the world by 2020.  Expenditures on health supplements for health maintenance and disease prevention were estimated to have been approximately $9.10bn in 2006 and are expected to double to approximately $13.4bn by 2010 according to a report entitled, The Health Food / Dietary Supplements Market in China, published by the Commercial Services Unit of the US Embassy, Beijing.  In the United States, LOHAS is the fastest growing market in the nutritional supplement category, and according to research reports from The National Marketing Institute, 68 million Americans are LOHAS consumers.  Consumer spending by LOHAS consumers was estimated to have been $118bn on personal health products in 2005.  According to the LOHAS Market Review, the U.S. LOHAS market grew by approximately 1% new joiners and 10% new spending per year.  At that level of spending, the wellness products category accounts for approximately 25% of the spending amongst the LOHAS consumer category.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2009 and March 31, 2008.

	March 31,	March 31,	Increase / (Decrease)
	2009	2008	$	%

Current Assets	$268,849	$284,564	$(15,715)	(6%)

Current Liabilities	$937,835	$944,592	$(6,757)	(1%)

Working Capital (deficit)	$(668,986)	$(660,028)	$8,958	(1%)

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

As of March 31, 2009, we continued to use equity sales and debt financing to provide the capital we need to run our business.  In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  In the first quarter in 2008, we successfully raised $400,000 by way of a private placement.  In the three month period ended December 31, 2008, we raised $50,000 and subsequently raised $25,000.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

On June 17, 2008, we executed a Securities Purchase Agreement with Kenridge Holdings LLC (“Kenridge”).  Pursuant to the Securities Purchase Agreement, Kenridge agreed to purchase 1,333,333 shares of our restricted common stock for a total purchase price of $1,000,000 or $0.75 per shares.  In connection with the Securities Purchase Agreement, we agreed to issue Kenridge 1,333,333 series “A” warrants exercisable at $0.75 per share; 1,333,333 series “B” warrants exercisable at $1.00 per share; and 1,333,333 series “C” warrants exercisable at $1.25 per share.  During the second quarter ended September 30, 2008, we received $600,000 from Kenridge in exchange for 799,999 shares of the 1,333,333 shares of our restricted common stock, 799,999 series “A” warrants (of the 1,666,666 series “A”), 799,999 series “B” warrants (of the 1,666,666 series “B”) and 799,999 series “C” warrants (of the series “C”).  As of the date of this filing 666,666 of the shares have been issued and 133,333 of the shares remain unissued.  As of the date of this filing, Kenridge owes the Company the remaining $400,000.  The Company continues to pursue Kenridge for the remaining balance of $400,000 on its investment obligation to the Company.  The Company is currently evaluating its legal options and continues to maintain a dialogue with Kenridge towards resolving this matter

On April 6, 2009, we executed a promissory note with Rubicon Financial Insurance Services for the principal amount of $21,000.  Pursuant to the promissory note, we agreed to prepay the principal amount as follows; a) $4,000 by April 6, 2009; b) $4,250 by May 4, 2009; c) $4,250 by June 1, 2009; d) $4,250 by July 6, 2009; and $4,250 by August 2, 2009.  As of the date of this filing we paid $8,000 toward the loan.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2009, our cash balance was $116,669.  Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third party financing, and/or traditional bank financing.  In the three months ended September 30, 2008, we received $600,000 from Kenridge pursuant to our agreement dated June 17, 2008.  As of the date of this filing, we have not received the remaining $400,000 from Kenridge pursuant to our agreement.  The Company is pursuing Kenridge for the remaining balance of $400,000 on its investment obligation to the Company.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We have had no disagreements with our independent auditors on accounting or financial disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that, as of March 31, 2009, our internal control over financial reporting were ineffective.

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

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term	Committees
Peter Cunningham	53	CEO, Secretary and Chairman	Since April 7, 2006	Compensation
Joseph Cunningham	47	CFO, Treasurer and Director	Since April 7, 2006	Audit
Hao Zhang	33	Chief Marketing Officer and Director	Since April 7, 2006	Audit & Compensation

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

Mr. Joseph Cunningham, is the Chief Financial Officer, Treasurer and has been a Director of Gamma since April 2006.  Mr. Joseph Cunningham is has expertise in financial management, corporate control, banking, fund raising, strategic planning and business start-up.  Mr. Cunningham is a trained economist and former think-tank practitioner.  He is also an Investment Banker and has originated and executed more than US$ 5.0 billion in deals in Asia, from his former offices in Singapore and London.  Mr. Cunningham has an international MBA from the Thunderbird School of International Management, and an undergraduate degree in Economic and Business Administration from Northeastern University, Boston Massachusetts.  Mr. Joseph Cunningham is the brother of Peter Cunningham, our Chairman and our Chief Executive Officer.

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

As a company with securities registered under Section 12(g) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are required to file Section 16(a) reports.

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

The committee meets periodically to consider the adequacy of our internal controls and financial reporting process. It also discusses these matters with our independent auditors and with appropriate financial personnel employed by the Company. The committee reviews our financial statements and discusses them with management and our independent auditors before those financial statements are filed with the SEC.  The Audit Committee held 1 meeting in fiscal 2009.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Peter Cunningham,
CEO/Director	2007	$122,603 (1)	-0-	$375,000	-0-	-0-	-0-	-0-	$497,603
	2008	$145,000	$75,000	$215,625	-0-	-0-	-0-	-0-	$435,625
	2009	$164,666.67	$38,250 (2)	$141,750	-0-	$150,000 (3)	-0-	$364,854 (8)	$859,520.67

Joseph Cunningham,
CFO/Director	2007	$117,699 (1)	-0-	$375,000	-0-	-0-	-0-	-0-	$492,699
	2008	$137,500	$37,500	$127,344.25	-0-	-0-	-0-	-0-	$530,199
	2009	$155,250	$19,124.32 (4)	$70,875	-0-	$75,000 (5)	-0-	$262,948 (9)	$583,197.32

Hao Zhang,
Chief Marketing Officer/ Director	2007	$112,795 (1)	-0-	$375,000	-0-	-0-	-0-	-0-	$487,795
	2008	$135,416	$37,500	$127,344	-0-	-0-	-0-	-0-	$300,260
	2009	$155,250	$19,124.32 (6)	$70,875	-0-	$75,000 (7)	-0-	$267,750 (10)	$587,999,32

(1)	Management agreed to accrue or partially accrue the salaries in 2007 until the Company raised sufficient capital or generate sufficient revenue through operations to make such payments.
(2)	Peter Cunningham received a stock bonus of 28,125 shares of common stock valued at $38,250.
(3)	Peter Cunningham received $150,000 in cash pursuant to the Variable Compensation Plan.
(4)	Joseph Cunningham received a stock bonus of 14,062 shares of common stock valued at $19,124.32.
(5)	Joseph Cunningham received $75,000 in cash pursuant to the Variable Compensation Plan.
(6)	Hao Zhang received a stock bonus of 14,062 shares of common stock valued at $19,124.32.
(7)	Haw Zhang received $75,000 in cash pursuant to the Variable Compensation Plan.
(8)	On March 31, 2009, we issued 3,040 Shares of Series A Preferred Stock to Peter Cunningham in exchange for cancellation of $364,854 of accrued executive compensation.
(9)	On March 31, 2009, we issued 2,191 Shares of Series A Preferred Stock to Joseph Cunningham in exchange for cancellation of $262,948 of accrued executive compensation.
(10)	On March 31, 2009, we issued 2,231 Shares of Series A Preferred Stock to Hao Zhang in exchange for cancellation of $267,750 of accrued executive compensation.

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

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on July 13, 2009 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 27,020,876 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after July 13, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management
Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Peter Cunningham, CEO and Chairman 2225 Angelfire Street Las Vegas, NV 89128	5,309,659 (3)	20%
Joseph Cunningham, CFO and Director 18 Pheasant Lane North Oaks, MN 55127	3,197,477 (4)	12%
Hao Zhang, Chief Marketing Officer and Director S-052 16th Building 3rd District, An huaxili Chaoyang District Beijing, PR China	1,993,346 (5)	7%
All Directors & Officers as a Group	10,500,482	39%
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

During the quarter ended March 31, 2009, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $9,000 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $228,500 will be rolled over to the variable compensation pool plan for the next quarter.  As of March 31, 2009, the shares have not been issued and are recorded as accrued executive compensation.

As of March 31, 2009 and 2008, the Company owed a total of $25,916 and $492,156, respectively, to the officers of the Company for accrued salaries.

As of March 31, 2009 and 2008, the Company had accounts payable due to related parties totaling $78,398 and $450, respectively.

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

ITEM 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by LL Bradford & Company, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended March 31, 2009 and March 31, 2008 were $25,000 and $38,600, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by LL Bradford & Company, LLC for professional services rendered for audit related for fiscal years ended March 31, 2009 and March 31, 2008 were $-0- and $-0-.

(3) TAX FEES

There were $750 and $1,500 fees billed by LL Bradford & Company, LLC for professional services to be rendered for tax fees for fiscal years ended March 31, 2009 and March 31, 2008.

(4) ALL OTHER FEES

There were no other fees to be billed by LL Bradford & Company, LLC for the fiscal years ended March 31, 2009 and 2008 other than the fees described above.

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
Peter Cunningham, President

Date: July 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Peter Cunningham	CEO and Chairman	July 14, 2009
Peter Cunningham

/S/ Joseph Cunningham	Chief Financial Officer,	July 14, 2009
Joseph Cunningham	Secretary and Director

/S/ Hao Zhang	Chief Marketing Officer	July 14, 2009
Hao Zhang	And Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Gamma Pharmaceuticals, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Gamma Pharmaceuticals, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gamma Pharmaceuticals, Inc. as of March 31, 2009 and 2008, and the results of its activities and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/S/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
July 14, 2009
Las Vegas, Nevada

Gamma Pharmaceuticals, Inc.
Consolidated Balance Sheets

	March 31,
	2009	2008

Assets

Current assets:
Cash	$116,669	$71,209
Accounts receivable	9,947	47,451
Inventory	142,233	128,131
Prepaid expenses	-	37,773
Total current assets	268,849	284,564

Fixed assets, net	11,524	18,180
Website, net	23,766	-
Intangible assets, net	6,007,809	6,604,634

Total assets	$6,311,948	$6,907,378

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expense	$269,972	$224,320
Accrued payable and accrued expense – related party	78,398	450
Accrued compensation	25,916	492,156
Accrued payroll taxes	77,633	30,575
Accrued interest payable	2,919	-
Notes payable	3,000	-
Current portion of long term notes payable, net	479,997	197,091
Total current liabilities	937,835	944,592

Long-term liabilities
Notes payable, net	307,159	580,350
Total long-term liabilities	307,159	580,350

Total liabilities	1,244,994	1,524,942

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares
authorized, 7,462 shares issued or outstanding	7	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 22,538,354 and 16,759,399 shares issued and
outstanding at March 31, 2009 and 2008, respectively	22,538	16,759
Additional paid in capital	15,196,776	11,900,452
Stock payable	318,000	95,001
Prepaid stock compensation	(159,167)	(225,000)
Accumulated deficit	(10,311,200)	(6,404,776)
Total stockholders' equity	5,066,954	5,382,436

Total liabilities and stockholders' equity	$6,311,948	$6,907,378

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.
Consolidated Statements of Operations

	For the year ended
	March 31,
	2009	2008

Revenues	$56,141	$197,840

Cost of goods sold:
Materials	22,733	119,035
Labor	8,932	54,274
Freight	6,066	13,984
Consignment fees	2,535	-
Total cost of goods sold	40,266	187,293

Gross profit	15,875	10,547

Expenses:
Consulting - stock-based	484,636	1,280,199
Consulting	404,849	215,886
Executive compensation - stock-based	446,585	470,313
Executive compensation - shares to be issued	25,916	-
Executive compensation	662,664	568,334
General and administrative expenses - stock-based	134,475	76,886
General and administrative expenses	1,068,315	851,599
Depreciation and amortization	606,565	305,200
Total expenses	3,834,005	3,768,417

(Loss) from operations	(3,818,130)	(3,757,870)

Other income (expense):
Interest income	692	2,029
Miscellaneous income	400	-
Interest expense	(89,237)	(39,730)
(Loss) on the sale of fixed assets	(270)
Foreign currency transaction gain (loss)	121	-
Total other income (expense)	(88,294)	(37,701)

(Loss) before provision for income taxes	(3,906,424)	(3,795,571)

Provision for income taxes	-	-

Net (loss)	$(3,906,424)	$(3,795,571)

Weighted average number of common
shares outstanding - basic and fully diluted	18,703,926	13,796,070

Net (loss) per common share - basic and fully diluted	$(0.21)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.
Consolidated Statement of Stockholders’ Equity

					Additional		Prepaid		Total
	Preferred Stock		Common Stock		Paid-in	Stock	Stock	Accumulated	Stockholders'
	Shares		Shares		Capital	Payable	Compensation	Deficit	Equity

Balance, March 31, 2007	-	$-	12,382,334	$12,382	$8,113,772	$260,500	$-	$(2,609,205)	$5,777,449

Shares issued for services	-	-	1,408,532	1,409	1,580,676	-	(225,000)	-	1,357,085

Shares issued for cash, net offering costs	-	-	2,131,451	2,131	1,570,344	(165,499)	-	-	1,406,976

Shares issued for intangible assets	-	-	110,000	110	91,076	-	-	-	91,186

Shares issued for executive compensation	-	-	477,082	477	357,334	-	-	-	357,811

Shares issued for charitable donation	-	-	250,000	250	187,250	-	-	-	187,500

Net (loss)
For the year ended March 31, 2008	-	-	-	-	-	-	-	(3,795,571)	(3,795,571)

Balance, March 31, 2008	-	-	16,759,399	16,759	11,900,452	95,001	(225,000)	(6,404,776)	5,382,436

Shares issued for services			3,705,183	3,706	864,155	34,999	(283,750)		619,110

Shares issued for cash, net offering costs			1,628,333	1,628	1,068,372	188,000			1,258,000

Shares issued for payment on notes payable			108,029	108	22,003				22,111

Shares issued for executive compensation			337,410	337	446,248				446,585

Amortization of prepaid stock compensation							349,583		349,583

Shares issued for satisfaction of accrued executive compensation	7,462	7			895,546				895,553

Net (loss)
For the year ended March 31, 2009	-	-	-	-	-	-	-	(3,906,424)	(3,906,424)

Balance, March 31, 2009	7,462	$7	22,538,354	$22,538	$15,196,776	$318,000	$(159,167)	$(10,311,200)	$5,066,954

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	For the year ended
	March 31,
	2009		2008
Cash flows from operating activities
Net (loss)	$(3,906,424)		$(3,795,571)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and amortization	606,565		305,200
Shares issued for services	619,110		1,357,085
Shares issued for executive compensation	446,585		357,811
Shares issued for charitable donation	-		187,500
Amortization of debt discount	85,998		39,730
Amortization of prepaid stock compensation	349,583		-
(Loss) on the sale of assets	270		-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	37,504		(47,451)
(Increase) in inventory	(14,102)		(120,806)
Decrease in prepaid expenses	37,773		(13,273)
Increase in accounts payable and related party payable	127,599		57,938
Increase in accrued compensation	429,313		259,004
Increase in accrued payroll taxes	47,058		30,575
Increase in accrued interest payable	2,919		-
Net cash (used) by operating activities	(1,130,248)	#	(1,382,258)

Cash flows from investing activities
Purchase of fixed assets	(7,354)		(22,673)
Purchase of website	(23,766)		-
Purchase of intangible assets	-		(32,000)
Net cash (used) by investing activities	(31,120)	#	(54,673)

Cash flows from financing activities
Proceeds from sale of common stock	1,258,000		1,406,976
Proceeds from notes payable	3,000		-
Principal payments on notes payable	(54,172)		(59,500)
Net cash provided by financing activities	1,206,828	#	1,347,476

Net (decrease) in cash	45,460		(89,455)
Cash - beginning	71,209	#	160,664
Cash - ending	$116,669	#	$71,209

Supplemental disclosures:
Interest paid	$-	#	$-
Income taxes paid	$-	#	$-

Non-cash transactions:
Minimum guaranteed payments for intangible assets:
Issuance of common stock	$22,111		$91,186
Issuance of shares for stock payable	$-		$797,211
Issuance of shares for prepaid stock compensation	$283,750		$-
Issuance of shares for satisfaction of accrued executive compensation	$895,553		$-
Issuance of shares for executive compensation	$446,585		$-

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheets.  The Company's financial instruments consist of cash and payables.  The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2009 and 2008 due to their short-term nature.

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

Computer equipment                                                      3 years
Equipment                                           3 years
Furniture and fixtures                                                      7 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as March 31, 2009 and 2008.

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

Intangible Assets
Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of March 31, 2009 and 2008, the Company believes there is no impairment of its intangible assets.

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

Concentrations
In 2009, three customers accounted for 100% of sales and one customer for 100% of accounts receivable.  During the year ended March 31, 2009, 56% of sales were in the US and 44% of sales in China.  In 2008, one customer accounted for 100% of sales and 100% of accounts receivable.  During the year ended March 31, 2008, 100% of sales were in the US.

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

Loss per Common Share
The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended March 31, 2009 and 2008, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

Recent Accounting Pronouncements

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

Recent Accounting Pronouncements (Continued)

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

Recent Accounting Pronouncements (Continued)

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

Note 3: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $3,906,424 for the year ended March 31, 2009, with an accumulated loss of approximately $10,311,200. The Company’s current liabilities exceed its current assets by $668,986 as of March 31, 2009.

These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing of approximately $7,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

Note 4: Inventory

Inventories consisted of the following as of March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008
Finished goods	$ 111,961	$ 7,325
Work-in-process	17,266	91,800
Raw materials	13,006	29,006
Total	$ 142,233	$ 128,131

Note 5: Prepaid Expenses

As of March 31, 2009 and 2008, the Company had $0 and $37,773 in prepaid expenses, respectively.  The prepaid expenses relate to insurance and a license agreement for a trade name.

Note 6: Fixed Assets

Fixed assets consisted of the following as of March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008
Computer equipment	$ 13,567	$ 11,514
Equipment	12,825	12,825
Furniture and fixtures	1,087	1,087
Accumulated depreciation	(15,955)	(7,246)
	$ 11,524	$ 18,180

During the years ended March 31, 2009 and 2008, the Company recorded depreciation expense of $9,740 and $6,787, respectively.

Note 7: Intangible Assets

On April 7, 2006,  the  Company  entered  into a  Technology  Transfer Agreement (the "Technology  Transfer  Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and  nutriceutical  products and personal care  products.  The transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently being marketed by other companies. The Company issued 9,045,900 shares of common stock under the Technology  Transfer  Agreement is recorded at the  estimated  fair value of the Transferred  Technology  totaling $5,951,250 and is included as an intangible asset on the balance sheet at March 31, 2009.

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

On August 5, 2006, the Company executed a license agreement with Jugular, Inc. for the use of their trade name through December 31, 2010 on two product lines in exchange for $31,400.  On July 2, 2007, the Company amended its license agreement with Jugular, Inc. to expand the scope of product lines.  Additionally, on August 29, 2007, the Company amended the license agreement and increased the term to 15 years with an automatic renewal for 5 year terms if the Company meets the minimum sales requirements.  As part of the amendments to the license agreement, the Company agreed to issue a total of 110,000 shares of common stock, 17,000 warrants and $15,000 to be paid in cash.  The warrants shall be exercisable at any time until August 29, 2012 at a price of $1.00 per share.  As of March 31, 2008, the Company issued the shares of common stock, warrants and paid the cash of $15,000.  The Company is obligated to pay minimum guaranteed quarterly payments totaling $1,598,306 over a period of four years.  The present value of the total payments is $1,217,799 and the Company has capitalized this cost.  The Company has imputed interest at approximately 10% per annum and will amortize the interest over the four year period.  During the year ended March 31, 2009, the Company recorded interest expense totaling $85,998 and paid $76,283 in guaranteed payments to Jugular, Inc.  As of March 31, 2009, the Company is in default and has accrued interest of $2,919 for the late charges on the annual guarantee payments and is renegotiating its agreement with Jugular, Inc.  The total value of the amendment to the license agreement is $1,323,985.

	March 31,	March 31,
	2009	2008
Intangible assets	$6,903,047	$6,908,047
Accumulated amortization	(895,238)	(298,413)
	$6,007,809	$6,609,634

During the years ended March 31, 2009 and 2008, the Company recorded amortization expense of $596,825 and $298,413, respectively.

Note 8: Notes Payable

On February 1, 2009, the Company executed a promissory note for $3,000 with an unrelated third party.  The loan bears 0% interest and is due on September 30, 2009.

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

Series A Preferred Stock

On March 31, 2009, the Company designated their preferred stock to 8% Series A Convertible Preferred Stock.  The holders of the preferred stock will be entitled to receive a dividend at a rate of 8% per annum.  The dividends will be cumulative and shall be paid quarterly at the option and discretion of the Company either in cash or shares of the Company’s common stock at a price of $0.12 per share.  Each 1 share of preferred stock shall be convertible into 1,000 shares of common stock at the option of the holder.

On March 31, 2009, the Company issued a total of 7,462 shares of $0.001 preferred stock to its officers for satisfaction of $895,553 of accrued executive compensation.  (See Note 12).

Common Stock

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

During the year ended March 31, 2008, the Company issued 110,000 shares of common stock to Jugular, Inc. for the amendment of a license agreement (See Note 7).  The shares were valued at the fair market value of the stock at $82,500.  Additionally, the Company issued 14,000 common stock purchase warrants to Jugular which was valued at $8,686.  The Series B warrants are exercisable for cash for a period of 5 years at an exercise price of $1.00 per share and vest immediately.

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

During the year ended March 31, 2009, the Company issued a total of 3,705,183 shares of common stock to various individuals and entities for services rendered.  The shares were valued at the fair market value of the stock at $902,860.  Of the total, $283,750 is considered prepaid stock compensation since it is for future services and $34,999 is considered stock payable because the shares were unissued as of March 31, 2009.  The Company will amortize the prepaid stock compensation over the service period of the agreement.  During the year ended March 31, 2009, the Company recorded $349,583 for the amortization of the prepaid stock compensation.

During the year ended March 31, 2009, the Company sold a total of 1,301,666 shares of our common stock and 1,434,999 common stock purchase warrants to various accredited investors in a private placement. The terms of the private placement are the same as the August 2006 Private Placement (see above). The gross proceeds from the sale were $820,000 for the common stock and up to $4,304,997 should all of the warrants be exercised for cash.

During the year ended March 31, 2009, the Company sold a total of 326,667 shares of our common stock to various accredited investors in a private placement. The gross proceeds from the sale were $120,000.

As of March 31, 2009, the Company had a stock payable for $318,000 for a total of 2,463,333 shares of common stock.

During the year ended March 31, 2009, the Company issued a total of 108,029 shares of our common stock to Jugular, Inc. for payment of the notes payable for the minimum annual guarantee payments.  The shares were valued at $22,111 based on the fair value of the common stock on the date of grant.

During the year ended March 31, 2009, the Company issued a total of 337,410 shares of common stock to three individuals who are officers and directors of the Company.  The shares were valued at the fair market value of the stock at $446,585.  The shares are from a bonus declared in July 2008 and awards that were declared for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, and December 31, 2008 from the executive variable compensation pool plan.

Note 10: Stock Warrants

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2009 and changes during the years ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at March 31, 2007	2,443,998	$1.00
Granted	5,750,398	$1.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at March 31, 2008	8,194,396	$1.00
Granted	4,307,997	$1.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at March 31, 2009	12,499,393	$1.00

Warrants exercisable at March 31, 2009	12,499,393	$1.00
Warrants exercisable at March 31, 2008	8,194,396	$1.00

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2009:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.75	4,166,491	3.53	$0.75
$1.00	4,174,951	3.53	$1.00
$1.25	4,157,951	3.53	$1.25
	12,499,393	3.53	$1.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.75	4,166,491	$0.75
$1.00	4,174,951	$1.00
$1.25	4,157,951	$1.25
	12,499,393	$1.00
Note 11:  Agreements

On April 1, 2008, the Company entered into a marketing support agreement with an unrelated third party for a period of two years.  The individual will receive commissions of 1% based on collection of receivables for a period of six months from the start of a referred buyer and 1% upon achievement of the sales forecast for each quarter.  The individual will receive a 5% commission on collection of receivables from buyers in their territory.  The total commissions are not to exceed $4,000 per month.  During the year ended March 31, 2008, the Company has issued a total of 100,000 shares of common stock to this individual and has recorded the value of $225,000 as prepaid stock compensation.  During the year ended March 31, 2009, the Company recorded consulting expense of $112,500 due to the amortization of the prepaid compensation and $57,480 of consulting expense which was due in cash.

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

On June 2, 2008, the Company entered into a consulting agreement with an entity for a six month term.  The consultant will receive a monthly payment of $6,000 for the first three months and $9,000 for the last three months of the agreement.  Additionally, the consultant will receive 150,000 shares of common stock valued at $256,500.  The shares were valued at the fair market value of the stock.  During the year ended March 31, 2009, the Company recorded consulting expense of $45,000 for the cash portion and $256,500 for the equity portion of the agreement.  As of December 31, 2008, the shares have been issued.

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

On October 15, 2008, the Company entered into a finder agreement with an individual, wherein he agreed to introduce the Company to certain financing sources known to or identified by him relating to potential financing (“transaction”) involving the Company.  If the Company closed on a transaction wherein this individual identified the source of financing, we agreed to pay him, upon closing of the transaction, 8% cash fee and 10,000 shares of our restricted common stock per $100,000 raised through a direct equity investment and a 2% cash fee if an introduction results in the successful closing of a transaction.  The agreement may be terminated at any time by either party.  Subsequent to December 31, 2008, this individual assisted the Company in raising $25,000.

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

Note 12:  Related Party Transactions

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

During the quarter ended March 31, 2008, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $112,502 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $124,998 will be rolled over to the variable compensation pool plan for the next quarter.  As of March 31, 2009, the Company issued 56,251 shares of common stock valued at $112,502.

During the quarter ended June 30, 2008, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $156,375 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $81,125 will be rolled over to the variable compensation pool plan for the next quarter.  As of March 31, 2009, the Company issued 112,455 shares of common stock valued at $112,502.

During the quarter ended September 30, 2008, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $156,375 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $81,125 will be rolled over to the variable compensation pool plan for the next quarter.  As of March 31, 2009, the Company issued 112,455 shares of common stock valued at $101,210.  As of March 31, 2009, there are 45 shares have not been issued and is recorded as accrued executive compensation.

During the quarter ended December 31, 2008, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $16,875 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $220,625 will be rolled over to the variable compensation pool plan for the next quarter.  As of March 31, 2009, the shares have not been issued and are recorded as accrued executive compensation.

During the quarter ended March 31, 2009, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $9,000 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $228,500 will be rolled over to the variable compensation pool plan for the next quarter.  As of March 31, 2009, the shares have not been issued and are recorded as accrued executive compensation.

On August 31, 2007, the Company executed a five year employment agreement with Peter Cunningham for the position of Chief Executive Officer.  Mr. Cunningham will receive an annual salary of $160,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan.  On September 1, 2008, Mr. Cunningham received a raise due to cost of living adjustment and his annual salary was increased to $168,000.

On August 31, 2007, the Company executed a five year employment agreement with Joseph Cunningham for the position of Chief Financial Officer.  Mr. Cunningham will receive an annual salary of $150,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan.  On September 1, 2008, Mr. Cunningham received a raise due to cost of living adjustment and his annual salary was increased to $159,000.

On August 31, 2007, the Company executed a five year employment agreement with Hao Zhang for the position of Chief Marketing Officer.  Mr. Zhang will receive an annual salary of $150,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan.  On September 1, 2008, Mr. Cunningham received a raise due to cost of living adjustment and his annual salary was increased to $159,000.

On March 31, 2009, the Company issued a total of 7,462 shares of $0.001 preferred stock to its officers for satisfaction of $895,553 of accrued executive compensation.  (See Note 9).

As of March 31, 2009 and 2008, the Company owed a total of $25,916 and $492,156, respectively, to the officers of the Company for accrued salaries.

As of March 31, 2009 and 2008, the Company had accounts payable due to related parties totaling $78,398 and $450, respectively.

Note 13: Subsequent Events

On April 6, 2009, the Company executed a promissory note for $21,000 with an unrelated third party.  The loan bears 0% interest and is due on August 3, 2009.  The first monthly payment was $4,000 and was due in April 2009.  The remaining monthly payments are $4,250.

On May 28, 2009, the Company issued a total of 1,116,454 shares for services rendered.  The shares valued using the fair value of the common stock totaling $112,550.

On May 28, 2009, the Company issued a total of 1,840,000 shares for cash received during the year ended March 31, 2008.

On May 28, 2009, the Company issued a total of 1,200,000 shares for cash received during April and May 2009 and issued 500,000 warrants with an exercise price of $0.25 for a three year period.

On May 28, 2009, the Company issued a total of 225,045 shares for satisfaction of accrued executive compensation of $25,916.

On May 28, 2009, the Company issued 93,600 shares for satisfaction the current portion of notes payable related to the Jugular minimum annual guarantee payments of $26,208.