Form 10-Q
period 2009-06-30
Gamma Pharmaceuticals Inc
filed 2009-09-24
CIK 904146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53355

GAMMA PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1235452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7477 W. Lake Mead Blvd., Suite 170, Las Vegas, NV	89128-1026
(Address of principal executive offices)	(Zip Code)

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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
Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $0.001 par value, outstanding on September 23, 2009, was 27,020,876 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Gamma Pharmaceuticals, Inc.
Consolidated Balance Sheets

	June 30,	March 31,
	2009	2009
	(Unaudited)
Assets

Current assets:
Cash	$2,681	$116,669
Accounts receivable	9,947	9,947
Inventory	142,233	142,233
Total current assets	154,861	268,849

Deposits	2,600	-
Fixed assets, net	9,286	11,524
Website, net	23,766	23,766
Intangible assets, net	5,858,603	6,007,809

Total assets	$6,049,116	$6,311,948

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expense	$285,992	$269,972
Accounts payable and accrued expense - related party	86,956	78,398
Accrued compensation	196,500	-
Accrued compensation - shares to be issued	11,250	25,916
Accrued payroll taxes	85,425	77,633
Accrued interest payable	2,430	2,919
Notes payable	27,000	3,000
Current portion of long term notes payable, net	452,483	479,997
Total current liabilities	1,148,036	937,835

Long-term liabilities
Notes payable, net	304,544	307,159
Total long-term liabilities	304,544	307,159

Total liabilities	1,452,580	1,244,994

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares
authorized, 7,462 and 7,462 shares issued and outstanding
at June 30, 2009 and March 31, 2009	7	7
Common stock, $0.001 par value, 100,000,000 shares
authorized, 27,013,453 and 23,538,354 shares issued and
outstanding at June 30, 2009 and March 31, 2009, respectively	27,014	22,538
Additional paid in capital	15,660,975	15,196,776
Stock payable	106,000	318,000
Prepaid stock compensation	(90,208)	(159,167)
Accumulated deficit	(11,107,252)	(10,311,200)
Total stockholders' equity	4,596,536	5,066,954

Total liabilities and stockholders' equity	$6,049,116	$6,311,948

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.
Consolidated Statements of Operations

	For the three months ended
	June 30,
	2009	2008

Revenues	$-	$27,889

Cost of goods sold:
Materials	-	15,684
Labor	-	6,672
Freight	-	1,311
Consignment fees	-	-
Total cost of goods sold	-	23,667

Gross profit	-	4,222

Expenses:
Consulting - stock-based	134,508	6,250
Consulting - shares to be issued	-	58,750
Consulting	58,000	86,066
Executive compensation - stock-based	-	-
Executive compensation - shares to be issued	11,250	156,375
Executive compensation	196,500	190,000
General and administrative expenses - stock-based	12,000	42,500
General and administrative expenses	212,325	375,268
Depreciation and amortization	151,444	151,201
Total expenses	776,027	1,066,410

(Loss) from operations	(776,027)	(1,062,188)

Other income (expense):
Interest income	-	294
Miscellaneous income	1,397	-
Interest expense	(21,422)	(22,336)
Total other income (expense)	(20,025)	(22,042)

(Loss) before provision for income taxes	(796,052)	(1,084,230)

Provision for income taxes	-	-

Net (loss)	$(796,052)	$(1,084,230)

Weighted average number of common
shares outstanding - basic and fully diluted	24,210,369	16,920,298

Net (loss) per common share - basic and fully diluted	$(0.03)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	For the three months ended
	June 30,
	2009	2008
Cash flows from operating activities
Net (loss)	$(796,052)	$(1,084,230)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and amortization	151,444	151,201
Shares issued for services	123,800	48,750
Shares issued for executive compensation	-	-
Shares issued for charitable donation	-	-
Amortization of debt discount	18,993	22,212
Amortization of prepaid stock compensation	33,958	28,125
(Loss) on the sale of assets	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	46,590
(Increase) in inventory	-	(57,735)
Decrease in prepaid expenses	-	345
(Increase) in deposits	(2,600)	-
Increase in accounts payable and related party payable	(24,578)	108,551
Increase in accrued compensation	196,500	283,042
Increase in accrued payroll taxes	7,794	23,267
Increase in accrued interest payable	(489)	-
Net cash (used) by operating activities	(242,074)	(429,882)

Cash flows from investing activities
Purchase of fixed assets	-	(2,053)
Purchase of website	-	-
Purchase of intangible assets	-	-
Net cash (used) by investing activities	-	(2,053)

Cash flows from financing activities
Proceeds from sale of common stock	127,000	400,000
Proceeds from notes payable	32,000	-
Principal payments on notes payable	(30,914)	(12,086)
Net cash provided by financing activities	128,086	387,914

Net (decrease) in cash	(113,988)	(44,021)
Cash - beginning	116,669	71,209
Cash - ending	$2,681	$27,188

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Minimum guaranteed payments for intangible assets:
Issuance of common stock on notes payable	$26,208	$91,186
Issuance of shares for stock payable	$177,000	$797,211
Issuance of shares for prepaid stock compensation	$-	$-
Issuance of shares for satisfaction of accrued executive compensation	$25,916	$-
Issuance of shares for executive compensation	$11,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The basis of the financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of the operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

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

On October 17, 2006, the Company acquired 100% of Gamma Pharmaceuticals (HK) Limited (“Gamma HK”).  Gamma HK was a newly formed corporation with no operations at the acquisition date.

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

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

Computer equipment                                      3 years
Equipment                                                      3 years
Furniture and fixtures                                     7 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as June 30, 2009.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to Statement of Position 98-1 and Emerging Issues Task Force 00-20.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once the website is completed and is fully operational.  As of June 30, 2009, the Company has not commenced amortization.

Intangible Assets
Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2009, the Company believes there is no impairment of its intangible assets.

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

Concentrations
During the three months ended June 30, 2009, there was no revenue.  During the three months ended June 30, 2008, one customer accounted for 100% of sales.  Of the total sales, 100% was generated from sales in the U.S.  As of June 30, 2009 and March 31, 2008, one customer accounted for 100% and 100% of accounts receivable, respectively.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

During the fiscal year ended March 31, 2009, the Company was advised by its sole customer that elements of the packaging graphics that the customer required the Company to create under the agreement for private label products were objected to by the Federal Trade Commission and that the packaging graphics had to be changed.  The sole customer has removed all products from their shelves and the Company has stopped production on their products.  The Company has produced new graphics that have been approved by its sole customer who states that the new graphics are in compliance with the Federal Trade Commission instructions.  During the three months ended June 30, 2009 there have been no sales to its sole customer in the U.S.

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

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements:

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

Note 4: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $796,052 for the three months ended June 30, 2009, with an accumulated loss of $11,107,252. The Company’s current liabilities exceed its current assets by $993,175 as of June 30, 2009.

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

Note 5: Inventory

Inventories consisted of the following as of June 30, 2009:

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

June 30,
2009
Finished goods	$111,961
Work-in-process	17,266
Raw materials	13,006
Total	$142,233

Note 6: Fixed Assets

Fixed assets as of consisted of the following as of June 30, 2009:

June 30,
2008
Computer equipment	$13,567
Equipment	12,825
Furniture and fixtures	1,087
Accumulated depreciation	(18,193)
$9,286

During the three months ended June 30, 2009 and 2008, the Company recorded depreciation expense of $2,238 and $1,995, respectively.

Note 7: Intangible Assets

On April 7, 2006,  the  Company  entered  into a  Technology  Transfer Agreement (the "Technology  Transfer  Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and  nutriceutical  products and personal care  products.  The transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently being marketed by other companies. The Company issued 9,045,900 shares of common stock under the Technology  Transfer  Agreement is recorded at the  estimated  fair value of the Transferred  Technology  totaling $5,951,250 and is included as an intangible asset on the balance sheet at June 30, 2009.

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

June 30,
2009
Intangible assets	$6,903,047
Accumulated amortization	(1,044,444)
$5,858,603

During the three months ended June 30, 2009 and 2008, the Company recorded amortization expense of $149,206 and $149,206, respectively.

Note 8: Notes Payable

On February 1, 2009, the Company executed a promissory note for $3,000 with an unrelated third party.  The loan bears 0% interest and is due on September 30, 2009.

On April 6, 2009, the Company executed a promissory note for $21,000 with an unrelated third party.  The loan bears 0% interest and is due on August 3, 2009.  The first monthly payment of $4,000 was due on April 6, 2009.  The second monthly payment of $4,250 was due on May 4, 2009.  The third monthly payment of $4,250 was due on June 1, 2009.  The fourth monthly payment of $4,250 was due on July 6, 2009.  The final monthly payment of $4,250 was due on August 3, 2009.  During the three months ended June 30, 2009, the Company made principal payments totaling $8,000.  As of June 30, 2009, the Company is in default.

On June 17, 2009, the Company executed a promissory note for $1,000 with an unrelated third party.  The loan bears 0% interest and is due on December 31, 2009.

On June 19, 2009, the Company executed a promissory note for $5,000 with an unrelated third party.  The loan bears 0% interest and is due on December 31, 2009.

On June 24, 2009, the Company executed a promissory note for $5,000 with an unrelated third party.  The loan bears 0% interest and was due on June 26, 2009.  As of June 30, 2009, the note is in default.  In the event of default, the holder shall provide the Company with written notice thereof and if the Company fails to pay this note within 5 business days from receipt of written notice, then the Company will direct a third party to make available to the holder, free and clear of any restrictions 50,000 shares of the Company’s common stock.

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

During the three months ended June 30, 2009, the Company did not issue any additional preferred stock.

Common Stock

On May 28, 2009, the Company issued a total of 1,005,500 shares of common stock to an individual for consulting services rendered.  The shares were valued at the fair market value of the stock at $100,550.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

On May 28, 2009, the Company issued a total of 225,045 shares of common stock to the executives as part of the variable compensation award that was declared during the fiscal year ended March 31, 2009.  The shares were valued at the fair market value of the stock at $25,916 and it was recorded as a reduction is accrued executive compensation.

On May 28, 2009, the Company issued a total of 270,000 shares of common stock for cash of $27,000.

On May 28, 2009, the Company issued a total of 1,770,000 shares of common stock for cash of $177,000 which was received during the fiscal year ended March 31, 2009 and it was recorded as a reduction of stock payable.

On May 28, 2009, the Company issued 110,954 shares of common stock to an entity for accounting services rendered.  The shares were valued at the fair market value of the stock at $12,000.

On May 28, 2009, the Company issued 1,000,000 shares of common stock to an individual for cash of $100,000.  Additionally, the Company issued 500,000 common stock purchase warrants.  The warrants are exercisable for cash for a period of 3 years at an exercise price of $0.25 per share and vest immediately.

On May 28, 2009, the Company issued 93,600 shares of our common stock to Jugular, Inc. for payment of the notes payable for the minimum annual guarantee payments.  The shares were valued at $26,208 based on the fair value of the common stock on the date of grant.

As of June 30, 2009, the Company had a stock payable for $106,000 for a total of 193,333 shares of common stock.

Note 10: Stock Warrants

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2009 and changes during the three months ended on that date:

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at March 31, 2009	12,499,393	$1.00
Granted	500,000	$0.25
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at June 30, 2009	12,999,393	$0.97
Warrants exercisable at March 31, 2009	12,499,393	$1.00
Warrants exercisable at June 30, 2009	12,999,393	$0.97

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2009:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.25	500,000	2.78	$ 0.25
$ 0.75	4,166,491	3.28	$ 0.75
$ 1.00	4,174,951	3.28	$ 1.00
$ 1.25	4,157,951	3.28	$ 1.25
	12,999,393	3.28	$ 0.97

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.25	500,000	$ 0.25
$ 0.75	4,166,491	$ 0.75
$ 1.00	4,174,951	$ 1.00
$ 1.25	4,157,951	$ 1.25
	12,999,393	$ 0.97

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

During the quarter ended June 30, 2009, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $11,250 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $226,250 will be rolled over to the variable compensation pool plan for the next quarter.  As of June 30, 2009, the shares have not been issued and the cash was not paid and are recorded as accrued executive compensation.

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

As of June 30, 2009, the Company owed a total of $207,750 to the officers of the Company for accrued salaries.

As of June 30, 2009, the Company had accounts payable due to related parties totaling $86,956.

Gamma Pharmaceuticals Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 12: Subsequent Events

During the period from July 1, 2009 to September 15, 2009, the Company raised a total of $75,000 in debt financing with equity incentives.  The promissory notes are secured by the assets of the Company and bear interest at 11% per annum.  The notes are due within six months of the date of the promissory note.  Additionally, the equity incentives are 750,000 shares of common stock and 750,000 warrants exercisable for a period of three years at an exercise price of $0.20.

If the Company does not pay the principal amount and the accrued interest within 15 days of the maturity date, then they will issue a total of 375,000 shares of common stock to the note holders.  If the Company fails to cure the default within 30 days than the note shall automatically extend for a period of 3 months and the interest rate will increase to 15% per annum.  If the Company fails to pay the balance in full at the end of the 3 month period, they will have to issue an additional 375,000 shares of common stock to the note holders.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

We have incurred losses since inception.  For the quarter ended June 30, 2009, we had a net loss of $796,052 as compared to a net loss of $1,084,230 for the quarter ended June 30, 2008.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

Recent Developments

Press Releases
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

On July 23, 2009, we issued a press release announcing that effective at the open of business on July 24, 2009, the Company’s common stock will be quoted on the Pink Sheets; it will cease being quoted on the OTCBB, as a result of a notice of OTCBB ineligibility received from FINRA due to the Company filing its Annual Report, Form 10-K, seven minutes late. A copy of the press release is attached hereto as Exhibit 99.13.

Subsequent Events

On August 19, 2009, we entered into a non-binding letter with Gandolf Marketing concerning our interest in a product promotion program featuring certain of our products.  The letter with Gandolf Marketing reflects the present intentions of the parties and is subject to execution of a definitive agreement.  As of the date hereof, we have not entered into a definitive and/or binding agreement for the letter with Gandolf Marketing.  When any such agreement is reached we will file notice of such agreement or facts with the Securities and Exchange Commission on Form 8-K.

On September 10, 2009, we entered into a non-binding letter with Mr. Evander Holyfield concerning our interest in having Mr. Holyfield commercially exploit certain new concepts. The concepts include certain improved nutritional formulations and workout techniques that have application for selected nutritional and fitness market categories with related ancillary products and services.  The letter with Mr. Holyfield reflects the present intentions of the parties and is subject to execution of a definitive agreement.  As of the date hereof, we have not entered into a definitive and/or binding agreement for the letter with Mr. Holyfield.  When any such agreement is reached we will file notice of such agreement or facts with the Securities and Exchange Commission on Form 8-K.

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

Results of Operations

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2009 and the comparable period ended June 30, 2008.

SALES AND COST OF GOODS SOLD:

	Three Months Ended June 30,		Increase/Decrease
	2009	2008	$	%

Sales	$ -	$27,889	--	--

Cost of Goods Sold	-	23,667	--	--

Gross Profit (Loss)	-	4,222	--	--

Gross Profit (Loss) Percentage of Sales	-	15%	--

Sales

We did not have sales in the three months ended June 30, 2009. Our sales during the same three month period in 2008 was $27,889.  The decrease in our sales during the three month period ended June 30, 2009 is a result of the decrease in the amount of orders we have from one of our major customers.  The sales to date are influenced significantly by our customer’s citation by the Federal Trade Commission for certain acts that are 100% independent of Gamma, but did affect their performance and their decisions to implement certain corrections so to be in compliance.

Cost of goods sold / Gross profit percentage of sales

In the three month period ended June 30, 2009, our cost of goods sold was $0 as a result of not having sales relative to the cost to produce our products.  Gross profit margins for the three months ended June 30, 2009 was also $0 as a result of not having sales in the same period.

EXPENSES:

	Three Months Ended June 30,		Increase/(Decrease)
	2009	2008	$	%
Expenses:
Consulting – stock-based	$134,508	$6,250	$128,258	21%
Consulting – shares to be issued	-	58,750	58,750	-
Consulting	58,000	86,066	(28,066)	(33%)
Executive compensation – stock-based	-	-	-	-
Executive compensation – shares to be issued	11,250	156,375	(145,125)	(93%)
Executive compensation	196,500	190,000	6,500	3%
General and administrative expenses – stock-based	12,000	42,500	(30,500)	(72%)
General and administrative expenses	212,325	375,268	(162,943)	(43%)
Depreciation and amortization	151,444	151,201	243	-
Total expenses	776,027	1,066,410	(290,383)	(27%)

(Loss) from operations	(776,021)	(1,062,188)	(286,161)	(27%)

Other income (expense):
Interest income	-	294	(294)	(100%)
Miscellaneous income	1,397	-	1,397	-
Interest expense	(21,422)	(22,336)	(914)	(4%)
(Loss) on the sale of fixed assets	-	-	-	-
Foreign currency transaction gain (loss)	-	-	-	-
Total other income (expense)	(20,025)	(22,042)	(2,017)	(9%)

Net (loss)	$(796,052)	$(1,084,230)	$(288,178)	(27%)

Consulting Expenses

Our consulting expenses have decreased from 2008 for the three months ended June 30, 2009.  The decrease in consulting expenses was the result of decline in revenue and our current financial position.  Due to limited cash resources, we temporarily scaled back the use of consultants.

Executive Compensation

Executive compensation is comprised of cash and stock based compensation.  For the three months ended June 30, 2009, executive compensation decreased by 90% from the same period a year ago.  The decrease in executive compensation was the result of the decrease in the stock price which affected the value of the quarterly variable compensation award.

General and Administrative Expenses

General and administrative expenses decreased from 2008 for the three months ended June 30, 2009.  There was a decrease of 128% for the three month period ended June 30, 2009.  The decrease in general and administrative expenses was mainly due to the scale back of expenses due to limited cash resources.

Loss from Operations

The loss from operations for the three months ended June 30, 2009 was $721,971, versus a loss from operations of $1,062,188 for the three months ended June 30, 2008, a change in loss from operations of 32%.  The decrease in the loss from operations resulted from the scaling back of expenses due to limited cash resources.

Interest Income and Interest Expense

Interest income decreased by 100% in the three months ended June 30, 2009.  The decrease of interest income was as a result of greater use of non-interest bearing accounts and lower account balances.  Interest expense increased during the first fiscal quarter of 2009 compared to the first fiscal quarter of 2008.  Our interest expense in 2009 was lower than in 2008 because of the amortization of the discount on the amount owed to Jugular for intangible assets.

Net Loss

Our net loss for the three months ended June 30, 2009 was $741,996, a decrease of $342,234, or 32%, from $1,084,230 for the three months ended June 30, 2008.  We continue to have a net loss and believe the loss will be reduced and profitability will be attained in future quarters as the sales of our products increase.

Operation Plan

We are a marketing and product formulation company selling our own branded products through wholesalers and direct to retailers both in the US and internationally.  Our core focus is the marketing and sale of vitamins and nutriceuticals, OTC pharmaceutical products and personal care products in Greater China and the United States.  We sell our branded nutritional supplements under the trademarks Brilliant Choice™ children’s nutritional supplements featuring the call to action – “Mom you’ve made a brilliant choice for you children’s nutrition,” SAVVY™ adult nutritional supplements featuring the call to action “Be SAVVY Stay Healthhy,” and Jugular Energy Products™ and high performance supplements featuring the call to action “Go for the Jugular™.” Our customer focus is on selling products in the Lifestyle of Health & Sustainability ("LOHAS") marketplace and in the Energy Supplement Market.  We developed a series of innovative marketing programs to support our product sales and retail partners.  We have sought and will continue to seek financing opportunities to fund our development and to support our marketing programs and the commercialization of our product lines.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2009 and March 31, 2009.

	June 30, 2009	March 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$154,861	$ 268,849	$(113,988)	(42%)

Current Liabilities	$1,148,036	$ 937,835	$210,201	22%

Working Capital (deficit)	$(993,175)	$ (668,986)	$324,189	48%

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

As of June 30, 2009, we continued to use equity sales and debt financing to provide the capital we need to run our business.  In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  During the three months ended June 30, 2009, we raised $127,000 by way of a private placement. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

On June 17, 2008, we executed a Securities Purchase Agreement with Kenridge Holdings LLC (“Kenridge”).  Pursuant to the Securities Purchase Agreement, Kenridge agreed to purchase 1,333,333 shares of our restricted common stock for a total purchase price of $1,000,000 or $0.75 per shares.  In connection with the Securities Purchase Agreement, we agreed to issue Kenridge 1,333,333 series “A” warrants exercisable at $0.75 per share; 1,333,333 series “B” warrants exercisable at $1.00 per share; and 1,333,333 series “C” warrants exercisable at $1.25 per share.  During the second quarter ended September 30, 2008, we received $600,000 from Kenridge in exchange for 799,999 shares of the 1,333,333 shares of our restricted common stock, 799,999 series “A” warrants (of the 1,666,666 series “A”), 799,999 series “B” warrants (of the 1,666,666 series “B”) and 799,999 series “C” warrants (of the series “C”).  As of the date of this filing 666,666 of the shares have been issued and 133,333 of the shares remain unissued.  As of the date of this filing, Kenridge owes the Company the remaining $400,000.  The Company continues to pursue Kenridge for the remaining balance of $400,000 on its investment obligation to the Company.  The Company is currently evaluating its legal options and continues to maintain a dialogue with Kenridge towards resolving this matter.

Promissory Notes

On February 1, 2009, we executed a promissory note for $3,000 with an unrelated third party.  The loan bears 0% interest and is due on September 30, 2009.

On April 6, 2009, we executed a promissory note with an entity for the principal amount of $21,000.  Pursuant to the promissory note, we agreed to repay the principal amount as follows; a) $4,000 on April 6, 2009; b) $4,250 on May 4, 2009; c) $4,250 on June 1, 2009; d) $4,250 on July 6, 2009; and $4,250 on August 2, 2009.  During the three months ended June 30, 2009, we made principal payments totaling $8,000.  As of June 30, 2009, the Company is in default.

On June 24, 2009, we executed a promissory note with an individual for the principal amount of $5,000.  Pursuant to the promissory note, we agreed to repay the principal amount with no interest by June 26, 2009 or upon demand thereafter.  In the event of default on payment, we agreed to issue 50,000 shares of our common stock to the individual.  As of the date of this filing we have not repaid the principal amount and have not issued the 150,000 shares of common stock.

On June 17, 2009, we executed a promissory note with an individual for the principal amount of $1,000.  Pursuant to the promissory note, we agreed to repay the principal amount with no interest by December 31, 2009.  In the event of default on payment and the note is turned over for collection, we agree to pay all reasonable legal fees and costs of collection to the extent permitted by law.

On June 19, 2009, we executed a promissory note with an entity for the principal amount of $5,000.  Pursuant to the promissory note, we agreed to repay the principal amount with no interest by December 31, 2009.  In the event of default on payment and the note is turned over for collection, we agree to pay all reasonable legal fees and costs of collection to the extent permitted by law.

On July 13, 2009, we executed a promissory note with an individual for the principal amount of $25,000.  Pursuant to the promissory note, we agreed to repay the principal amount with no interest by August 13, 2009.  In the event of default on payment, we agreed to issue 150,000 shares of our common stock to the individual.  As of the date of this filing we have not repaid the principal amount and have not issued the 150,000 shares of common stock.

On July 13, 2009, we executed a promissory note for $25,000 with an individual for the principal amount of $25,000.  Pursuant to the promissory note, we agreed to repay the principal amount with no interest by August 13, 2009.  In the event of default on payment, we agreed to issue 150,000 shares of our common stock to the individual.  As of the date of this filing we have not repaid the principal amount and have not issued the 150,000 shares of common stock.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2009, our cash balance was $2,681.  Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third party financing, and/or traditional bank financing.  In the three months ended September 30, 2008, we received $600,000 from Kenridge pursuant to our agreement dated June 17, 2008.  As of the date of this filing, we have not received the remaining $400,000 from Kenridge pursuant to our agreement.  The Company is pursuing Kenridge for the remaining balance of $400,000 on its investment obligation to the Company.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Going Concern

The consolidated financial statements included in this filing have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Gamma has incurred a net loss of $796,052 for the three months ended June 30, 2009, with an accumulated loss of $11,107,252. Gamma’s current liabilities exceed its current assets by $993,175 as of June 30, 2009.

These conditions give rise to substantial doubt about Gamma’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should Gamma be unable to continue as a going concern. Gamma’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

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

Consulting Agreements

CEOcast, Inc.  On June 2, 2008, we entered into a Consulting Agreement with CEOcast, Inc., wherein CEOcast agreed to provide the Company with investor relations services.  We agreed to pay CEOcast $6,000 for first month’s payment and 150,000 shares of restricted common stock (issued on July 14, 2008).  In addition, we agreed to pay CEOcast $6,000 on or before the 2nd day of each of July and August and commencing on September 2, 2008, we will pay CEOcast $9,000 per month for September, October and November.  The term of the agreement was for six (6) months terminating on December 2, 2008.  As of June 30, 2009, the Company owes CEOcast $33,000 in compensation.

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

Advisory Agreements

On May 30, 2007, we entered into an Advisory Agreement with Ezra Cummings, wherein Mr. Cummings agreed to be a member of the Company’s Corporate Advisory Board.  Pursuant to the agreement we agreed to issue 20,000 shares of our common stock and an option to purchase 20,000 shares of our common stock to Mr. Cummings as compensation for his services.  The 20,000 shares of common stock were issued to Mr. Cummings on April 9, 2008 and were registered on Form S-8 filed with the SEC on June 16, 2008.  As of June 30, 2009, the 20,000 options have not been granted to Mr. Cummings.  The term of the agreement began on May 30, 2007 and terminated on May 29, 2009.

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

Critical Accounting Policies

Intangible Assets
Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2009, the Company believes there is no impairment of its intangible assets.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Peter Cunningham and Joseph Cunningham, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Messrs. Cunningham concluded that our disclosure controls and procedures are ineffective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As a result of our deficiency in working capital at June 30, 2009, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through future equity private placements, with traditional financing firms and/or with an industry partner, or debt facilities.

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

As of June 30, 2009, we had $2,681 in cash.  Our management plans to raise additional equity capital to begin executing our business plan, but there can be no assurance that we will be able to raise such funds.  Even if we are able to raise additional capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments.  Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

As a result of not being current on our reporting requirements, we were removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as we were, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Effective July 24, 2009, our common stock is quoted on the Pink Sheets and ceased being quoted on the OTCBB, as a result of a notice of OTCBB ineligibility received from FINRA due to the Company filing our Annual Report, Form 10-K seven minutes late. Once the Quarter Report on Form 10-Q for the period ended June 30, 2009 is filed, we will be current on our periodic reports with the Securities and Exchange Commission and we need to remain current for twelve (12) months to be quoted on the OTCBB.

As the Company’s stock has already been quoted on the Pink Sheet exchange since going public in January 2008, we do not anticipate any disruption for current stockholders or the investing public.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2009, we issued a total of 1,435,099 shares of our common stock to the following:

Name	No. of Shares	Reason
Peter Cunningham	112,545	Executive variable compensation pool plan
Joseph Cunningham	56,250	Executive variable compensation pool plan
Hao Zhang	56,250	Executive variable compensation pool plan
Allen Campbell	43,000	Services
TKM Accounting Services	110,954	Services
SPC Consultants	800,000	Services
Jugular	93,600	License Fee
Eugene Richards	71,250	Services
Gary Reeves	71,250	Services
John Cunningham	20,000	Services

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

As of the quarter ended June 30, 2009, we issued a total of 3,040,000 shares of our restricted common stock to 6 accredited investors (for a total purchase price of $304,000, all of which was paid in cash).  We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 23, 2009, we issued a press release announcing that effective at the open of business on July 24, 2009, the Company’s common stock will be quoted on the Pink Sheets and it will cease being quoted on the OTCBB, as a result of a notice of OTCBB ineligibility received from FINRA due to the Company filing its Annual Report, Form 10-K, seven minutes late.  A copy of the press release is attached hereto as Exhibit 99.13.

Item 6. Exhibits.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

10.17	Inventory Consignment Agreement between Gamma and Bridgeland, dated 12/01/08		10-Q	12/31/08	10.17	2/23/09

10.18	Inventory Consignment Agreement between Bridgeland and Parco, dated 12/31/08		10-Q	12/31/08	10.18	2/23/09

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.5	Press Release dated May 15, 2008		10-Q	6/30/08	99.5	8/14/08

99.6	Press Release dated May 19, 2008		10-Q	6/30/08	99.6	8/14/08

99.7	Press Release dated June 10, 2008		10-Q	6/30/08	99.7	8/14/08

99.8	Press Release dated June 13, 2008		10-Q	6/30/08	99.8	8/14/08

99.9	Press Release dated July 16, 2008		10-Q	6/30/08	99.9	8/14/08

99.10	Press Release dated September 3, 2008		10-Q	9/30/08	99.10	11/26/08

99.11	Press Release dated September 25, 2008		10-Q	9/30/08	99.11	11/26/08

99.12	Press Release dated November 17, 2008		10-Q	9/30/08	99.12	11/26/08

99.13	Press Release dated July 23, 2009 – GMPM Announces Change in Trading Venue	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMA PHARMACEUTICALS INC.
(Registrant)

By:/S/ Joseph Cunningham
      Joseph Cunningham, Chief Financial Officer
      (On behalf of the registrant and as
       principal financial officer)

Date: September 23, 2009