Form 10-Q
period 2009-09-30
Gamma Pharmaceuticals Inc
filed 2010-07-28
CIK 904146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 000-53355

GAMMA PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	72-1235452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7477 W. Lake Mead Blvd., Suite 170
Las Vegas, NV  89128-1026
(Address including zip code of principal executive offices)

(702) 989-5262
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

There were 63,584,397 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 12, 2010.

GAMMA PHARMACEUTICALS INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this quarterly report, we include some forward-looking statements that involve substantial risks and uncertainties and other factors that may cause our operational and financial activity and results to differ from those expressed or implied by these forward-looking statements.  In many cases, you can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate," "plan," "intend" and "continue," or similar words.  You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information.

You should not place undue reliance on these forward-looking statements.  The section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from our expectations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Because of the risks and uncertainties, the forward-looking events and circumstances discussed in this quarterly report might not occur.

You should read the section captioned "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and in conjunction with our discussion and analysis in our audited annual report on Form 10-K for the year ended March 31, 2009 which we filed on July 15, 2009.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Gamma Pharmaceuticals, Inc.
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$-	$3,646	$-	$31,535

Cost of goods sold:
Materials	4,560	2,009	4,560	17,693
Labor	-	-	-	6,672
Freight	-	714	-	2,025
Impairment of obsolete inventory	142,233	-	142,233	-
Total cost of goods sold	146,793	2,723	146,793	26,390

Gross profit (loss)	(146,793)	923	(146,793)	5,145

Expenses:
Consulting - stock-based	33,958	117,433	168,466	182,433
Consulting - shares to be issued	9,167	-	9,167	-
Consulting	14,052	196,869	72,052	282,935
Executive compensation - stock-based	-	76,499	-	232,874
Executive compensation - shares to be issued	-	101,250	11,250	101,250
Executive compensation	221,500	192,041	418,000	382,041
General and administrative expenses - stock-based	-	12,000	12,000	54,500
General and administrative expenses	100,924	344,264	313,249	870,733
Depreciation and amortization	151,444	-	302,888	-
Total expenses	531,045	1,040,356	1,307,072	2,106,766

(Loss) from operations	(677,838)	(1,039,433)	(1,453,865)	(2,101,621)

Other income (expense):
Interest income	-	398	-	692
Miscellaneous income	-	-	1,397	-
Interest expense	(36,885)	(22,032)	(58,307)	(44,368)
Total other income (expense)	(36,885)	(21,634)	(56,910)	(43,676)

(Loss) before provision for income taxes	(714,723)	(1,061,067)	(1,510,775)	(2,145,297)

Provision for income taxes	-	-	-	-

Net (loss)	$(714,723)	$(1,061,067)	$(1,510,775)	$(2,145,297)

Weighted average number of common
shares outstanding - basic and fully diluted	27,013,453	18,341,923	25,619,570	17,634,994

Net (loss) per common share - basic and fully diluted	$(0.03)	$(0.06)	$(0.06)	$(0.12)

The accompanying notes are an integral part of the consolidated financial statements.

Gamma Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended
	September 30,
	2009	2008
Cash flows from operating activities
Net (loss)	$(1,510,775)	$(2,145,297)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and amortization	302,888	302,793
Shares issued for services	132,967	110,186
Shares issued for executive compensation	-	189,000
Amortization of debt discount	36,635	44,112
Amortization of prepaid stock compensation	67,916	227,250
Amortization of deferred financing costs payable in shares of common stock and warrants	15,323	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,947	45,293
(Increase) decrease in inventory	142,233	(82,668)
Decrease in prepaid expenses	-	33,588
(Increase) in deposits	(2,600)	-
Increase in checks issued in excess of cash	-	5,180
Increase (decrease) in accounts payable and related party payable	7,980	(38,909)
Increase in accrued compensation	408,638	308,832
Increase in accrued payroll taxes	10,368	26,795
Increase in accrued interest payable	3,430	-
Net cash (used) by operating activities	(375,050)	(973,845)

Cash flows from investing activities
Purchase of fixed assets	-	(7,354)
Purchase of website	(2,112)	(43,838)
Net cash (used) by investing activities	(2,112)	(51,192)

Cash flows from financing activities
Proceeds from sale of common stock	127,000	1,000,000
Proceeds from notes payable	177,000	-
Principal payments on notes payable	(32,914)	(46,172)
Net cash provided by financing activities	271,086	953,828

Net (decrease) in cash	(106,075)	(71,209)
Cash - beginning	116,669	71,209
Cash - ending	$10,594	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Minimum guaranteed payments for intangible assets:
Issuance of common stock on notes payable	$26,208	$4,411
Issuance of shares for stock payable	$177,000	$256,500
Issuance of shares for prepaid stock compensation	$-	$-
Issuance of shares for satisfaction of accrued executive compensation	$25,916	$-
Issuance of shares for executive compensation	$11,250	$-
Issuance of shares and warrants for deferred financing costs	$183,878	$-
Accrual of preferred stock dividend	$35,822	$-

The accompanying notes are an integral part of the consolidated financial statements.

Gamma Pharmaceuticals, Inc.
Consolidated Balance Sheets

	September 30,	March 31,
	2009	2009
	(Unaudited)
Assets

Current assets:
Cash	$10,594	$116,669
Accounts receivable	-	9,947
Inventory	-	142,233
Total current assets	10,594	268,849

Deposits	2,600	-
Fixed assets, net	7,048	11,524
Website, net	25,878	23,766
Intangible assets, net	5,709,397	6,007,809

Total assets	$5,755,517	$6,311,948

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expense	$335,472	$269,972
Accounts payable and accrued expense - related party	20,878	78,398
Accrued compensation	408,637	-
Accrued compensation - shares to be issued	11,250	25,916
Accrued payroll taxes	85,001	77,633
Accrued interest payable	6,349	2,919
Notes payable, net	90,529	3,000
Current portion of long term notes payable, net	530,035	479,997
Preferred stock dividends payable	35,822	-
Total current liabilities	1,522,973	937,835

Long-term liabilities
Notes payable, net	242,634	307,159
Total long-term liabilities	242,634	307,159

Total liabilities	1,769,607	1,244,994

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares
authorized, 7,462 and 7,462 shares issued and outstanding
at September 30, 2009 and March 31, 2009	7	7
Common stock, $0.001 par value, 100,000,000 shares
authorized, 27,013,453 and 23,538,354 shares issued and
outstanding at September 30, 2009 and 2008, respectively	27,014	22,538
Additional paid in capital	15,660,975	15,196,776
Stock payable	299,045	318,000
Prepaid stock compensation	(56,250)	(159,167)
Deferred financing costs - Payable in shares of common stock and warrants	(87,084)	-
Accumulated deficit	(11,857,797)	(10,311,200)
Total stockholders' equity	3,985,910	5,066,954

Total liabilities and stockholders' equity	$5,755,517	$6,311,948

The accompanying notes are an integral part of the consolidated financial statements.

GAMMA PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
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

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as September 30, 2009.

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to Statement of Position 98-1 and Emerging Issues Task Force 00-20.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once the website is completed and is fully operational.  As of September 30, 2009, the Company has not commenced amortization.

Intangible Assets
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2009, the Company believes there is no impairment of its intangible assets.

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

Concentrations
During the six months ended September 30, 2009, there was no revenue.  During the six months ended September 30, 2008, one customer accounted for 100% of sales.  Of the total sales, 100% was generated from sales in the U.S.  As of September 30, 2009 and March 31, 2009, one customer accounted for 100% and 100% of accounts receivable, respectively.

During the fiscal year ended March 31, 2009, the Company was advised by its sole customer that elements of the packaging graphics that the customer required the Company to create under the agreement for private label products were objected to by the Federal Trade Commission and that the packaging graphics had to be changed.  The sole customer has removed all products from their shelves and the Company has stopped production on their products.  The Company has produced new graphics that have been approved by its sole customer who states that the new graphics are in compliance with the Federal Trade Commission instructions.  During the six months ended September 30, 2009 there have been no sales to its sole customer in the U.S.

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

Recent Accounting Pronouncements:
In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 4: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,510,775 for the six months ended September 30, 2009, with an accumulated loss of $11,821,975. The Company’s current liabilities exceed its current assets by $1,512,379 as of September 30, 2009.

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

Note 5: Inventory

During the six month ended September 30, 2009, the Company impaired its inventory due to obsolescence and expiration dates of the products totaling $142,233.  The impairment expense is included in cost of goods sold.

Note 6: Fixed Assets

Fixed assets as of consisted of the following as of September 30, 2009:

September 30,
2009
Computer equipment	$13,567
Equipment	12,825
Furniture and fixtures	1,087
Accumulated depreciation	(20,431)
$7,048

During the six months ended September 30, 2009 and 2008, the Company recorded depreciation expense of $4,476 and $4,380, respectively.

Note 7: Intangible Assets

On April 7, 2006,  the  Company  entered  into a  Technology  Transfer Agreement (the "Technology  Transfer  Agreement") pursuant to which, the Company has obtained all copyrights, trademarks, and know-how (collectively "Transferred Technology") to a portfolio of vitamin and  nutriceutical  products and personal care  products.  The transferred technology is based on propriety formulation technology, and the Company believes that such technology represents improved versions of branded products currently being marketed by other companies. The Company issued 9,045,900 shares of common stock under the Technology  Transfer  Agreement is recorded at the  estimated  fair value of the Transferred  Technology  totaling $5,951,250 and is included as an intangible asset on the balance sheet at September 30, 2009.

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

September 30,
2009
Intangible assets	$6,903,047
Accumulated amortization	(1,193,650)
$5,709,397

During the six months ended September 30, 2009 and 2008, the Company recorded amortization expense of $298,412 and $298,412, respectively.

Note 8: Notes Payable

On February 1, 2009, the Company executed a promissory note for $3,000 with an unrelated third party.  The loan bears 0% interest and is due on September 30, 2009.

On April 6, 2009, the Company executed a promissory note for $21,000 with an unrelated third party.  The loan bears 0% interest and is due on August 3, 2009.  The first monthly payment of $4,000 was due on April 6, 2009.  The second monthly payment of $4,250 was due on May 4, 2009.  The third monthly payment of $4,250 was due on June 1, 2009.  The fourth monthly payment of $4,250 was due on July 6, 2009.  The final monthly payment of $4,250 was due on August 3, 2009.  During the six months ended September 30, 2009, the Company made principal payments totaling $8,000.  As of September 30, 2009, the Company is in default.

On June 17, 2009, the Company executed a promissory note for $1,000 with an unrelated third party.  The loan bears 0% interest and is due on December 31, 2009.

On June 19, 2009, the Company executed a promissory note for $5,000 with an unrelated third party.  The loan bears 0% interest and is due on December 31, 2009.

On July 13, 2009, the Company executed a promissory note for $25,000 with an unrelated third party.  The loan bears 0% interest and was due on August 13, 2009.  As of September 30, 2009, the Company is in default.

On July 13, 2009, the Company executed a promissory note for $25,000 with an unrelated third party.  The loan bears 0% interest and was due on August 13, 2009.  As of September 30, 2009, the Company is in default.

On June 24, 2009, the Company executed a promissory note for $5,000 with an unrelated third party.  The loan bears 0% interest and was due on June 26, 2009.  As of September 30, 2009, the note is in default.  In the event of default, the holder shall provide the Company with written notice thereof and if the Company fails to pay this note within 5 business days from receipt of written notice, then the Company will direct a third party to make available  to the holder, free and clear of any restrictions 50,000 shares of the Company’s common stock.    To date, no notice of default has been received.

During the six months ended September 30, 2009, the Company executed promissory notes for $95,000 from various individuals and entities.  The loans bear 11% interest and are due in March 2010.  The note holders also received a total of 950,000 shares of common stock and 950,000 warrants.  The warrants have an exercise price of $0.20 and are exercisable for 3 years.  The fair value of the common stock and the warrants total $183,878 which was recorded to deferred financing costs in the equity section and are amortized over the life of the loan.  During the six months ended September 30, 2009, the Company recorded interest expense of $15,323.

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

Series A Preferred Stock

On March 31, 2009, the Company designated 10,000 shares of its authorized preferred stock as 8% Series A Convertible Preferred Stock.  The holders of the preferred stock will be entitled to receive a dividend at a rate of 8% per annum.  The dividends will be cumulative and shall be paid quarterly at the option and discretion of the Company either in cash or shares of the Company’s common stock at a price of $0.12 per share.  Each 1 share of preferred stock shall be convertible into 1,000 shares of common stock at the option of the holder.

During the six months ended September 30, 2009, the Company recorded dividends of $35,822 for the preferred stock.

During the six months ended September 30, 2009, the Company did not issue any additional preferred stock.

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

As of September 30, 2009, the Company had a stock payable for $299,045 for a total of 1,310,000 shares of common stock.

Note 10: Stock Warrants

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2009 and changes during the three months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at March 31, 2009	12,499,393	$1.00
Granted	1,450,000	$0.22
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at September 30, 2009	13,949,393	$0.92
Warrants exercisable at March 31, 2009	12,499,393	$1.00
Warrants exercisable at September 30, 2009	13,949,393	$0.92

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2009:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.20	950,000	2.96	$0.20
$0.25	500,000	2.62	$0.25
$0.75	4,166,491	3.76	$0.75
$1.00	4,174,951	3.76	$1.00
$1.25	4,157,951	3.76	$1.25
	13,949,393	3.76	$0.97

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.20	950,000	$0.20
$0.25	500,000	$0.25
$0.75	4,166,491	$0.75
$1.00	4,174,951	$1.00
$1.25	4,157,951	$1.25
	13,949,393	$0.97

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

During the quarter ended June 30, 2009, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $11,250 to be paid in shares of common stock and $75,000 in cash to the executives. The difference of $226,250 will be rolled over to the variable compensation pool plan for the next quarter.  As of September 30, 2009, the shares have not been issued and the cash was not paid and are recorded as accrued executive compensation.

During the quarter ended September 30, 2009, the maximum amount that can be awarded was $312,500. The CEO has declared an award of $100,000 in cash to the executives. The difference of $212,500 will be rolled over to the variable compensation pool plan for the next quarter.  As of September 30, 2009, the cash was not paid and are recorded as accrued executive compensation.

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

On August 31, 2007, the Company executed a five year employment agreement with Hao Zhang for the position of Chief Marketing Officer.  Mr. Zhang will receive an annual salary of $150,000 per year and is eligible to participate in the Company’s executive variable compensation pool plan.  On September 1, 2008, Mr. Zhang received a raise due to cost of living adjustment and his annual salary was increased to $159,000.

As of September 30, 2009, the Company owed a total of $419,887 to the officers of the Company for accrued salaries.

As of September 30, 2009, the Company had accounts payable due to related parties totaling $20,878.

Note 12: Subsequent Events

The Company has evaluated subsequent events through July 28, 2010, the date which the financial statements were available to be issued.

In November 2009, the Company issued a total of 8,617,965 shares of common stock.  Of the total 193,333 shares were issued for cash received in prior quarters.  Of the total 1,120,455 shares were issued to executives for reduction in accrued executive compensation.  Of the total 2,180,000 shares were issued in connection with notes payable.  Of the total 4,124,177 shares were issued for services.  Of the total, 1,000,000 shares were issued for a lost certificate.  The Company plans to cancel the 1,000,000 shares issued for the certificate that was lost in the mail.

In January 2010, the Company issued a total of 17,850,000 shares of common stock.  Of the total 200,000 shares were issued for cash.  Of the total 12,500,000 shares were issued to executives for reduction in accrued executive compensation.  Of the total 4,250,000 shares were issued in connection with notes payable.  Of the total 900,000 shares were issued for services.

In March 2010, the Company issued a total of 10,095,556 shares of common stock.  Of the total 6,000,000 shares were issued to executives for reduction in accrued executive compensation.  Of the total 100,000 shares were issued in connection with notes payable.  Of the total 555,556 shares were issued to Jugular for the settlement of the license agreement.  Of the total 3,440,000 shares were issued for services.

On February 12, 2010, the Company entered into a license and joint venture agreement with Jugular, Inc. to form Gamma Jugular, LLC.  The license agreement replaces all prior license agreements with Jugular, Inc.

On February 18, 2010, the Company entered into joint venture with Holyfield International, LLC to form Holyfield Gamma Choice, LLC and entered into a related License Agreement with Holyfield Gamma Choice, LLC and Holyfield Choice, LLC (f/s/o Evander Holyfield).

On February 23, 2020, the Company entered into a multi-year agreement with one of North America’s leading wholesale distribution organizations to distribute the full line of Gamma products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report.  References in the following discussion and throughout this quarterly report to “we,” “our,” “us,” “Gamma,” “the Company,” and similar terms refer to Gamma Pharmaceuticals Inc. and its wholly owned subsidiary Gamma Pharmaceuticals (HK) Ltd. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

We are a marketing and product formulation company selling our own branded products through wholesalers and direct to retailers both in the US and internationally.  Our core focus is the marketing and sale of vitamins and nutriceuticals, over-the-counter (“OTC”) pharmaceutical products and personal care products in the United States and greater China.  We sell our branded nutritional supplements under the trademarks  Brilliant Choice™  children’s nutritional supplements featuring the call to action – “Mom you’ve made a brilliant choice for your children’s nutrition,”  SAVVY™ adult nutritional supplements featuring the call to action “Be SAVVY Stay Healthhy,” and  Jugular Energy Products™  and high performance supplements featuring the call to action “Go for the Jugular™.” Our customer focus is on selling products in the Lifestyle of Health & Sustainability ("LOHAS") marketplace and in the energy supplement market.  We offer the health conscious consumer a  series of innovative product forms utilizing our patent pending Gamma “Gel Dilivery System,” distinctive packaging supported cost effective marketing designed to support our retail partners.    Our unique product formulation and dynamic marketing programs have attracted joint venture and strategic alliance opportunities to use our technology and marketing, as well as product development and marketing opportunities with U.S. and Canadian water producers.  Moreover, the Company’s distinctive marketing programs and multi-channel retail reach have attracted a network of leading independent distributors in the U.S. and abroad.

We have copyrights, trademarks, trade secrets and knowhow for product lines of vitamins and nutriceuticals, energy products and personal care products spread across four major brands. The products are formulated to be in compliance with prevailing regulations of the appropriate government regulatory agencies in China, Taiwan, Hong Kong and the U.S.  Final submission of labeling and product performance claims, to the same regulatory agencies, has been made for certain products and is pending for certain other products.  We intend to take the necessary steps to market the products in these jurisdictions and will undertake manufacturing through qualified third party sources.  In all of these major markets, our management has experience in marketing and selling similar products.

A large part of our initial product line of nutritional supplements, personal care products and OTC pharmaceutical products is based on proprietary uses of plant-based Gel technology to create innovative products.  We believe that products based on our “Gel Delivery Technology” offer a highly desirable innovation over the typical tablets and capsules to which consumers have grown accustomed.  We also believe that Gel based products are the latest product forms consumers are seeking in the healthcare and supplement industries.  Therefore, our Gel Delivery Technology will be a significant part of our marketing strategy.

Gamma’s strategy is consumer-centric. Management started with a simple question, “What are consumers looking for in vitamins and nutritional supplements?”  Experience suggested and surveys confirmed:  great tasting, easy to take products in product forms other than pills or capsules. Expanding further, Management identified particular demographic groups that demonstrated a strong willingness to buy specific products aimed at the different stages in one's life. Gamma’s corporate consumer message is best reflected in its marketing position statement, “Easy to take, great tasting nutritional supplements for all ages and all stages of life.” In short, a “cradle to grave” offering of health and wellness nutritional supplements.  Management has differentiated the Company’s brands and products from its competitors based on product form, demographics (life stages), and a brand message incorporating innovative packaging and unique promotional messaging that drives consumers to repeat purchases. This enables Gamma to gain the trust of the consumer throughout their lives and, importantly, enables Gamma to price its products at the upper end of the pricing spectrum.

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

On December 24, 2007, our common stock began trading on the Financial Industry Regulatory Authority's (FINRA) Over-the-Counter Bulletin Board under the symbol GMPM.PK.

We have incurred losses since inception.  For the quarter ended September 30, 2009, we had a net loss of $689,002 as compared to a net loss of $1,061,067 for the quarter ended September 30, 2008.  Our ability to proceed with our plan of operation has continuously been a function of our ability to increase revenues and raise sufficient capital to continue our operations.

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

On June 15, 2009, we issued a press release announcing an agreement with Mr. Checkout, a national network of distributors for coverage in selected territories.

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

Subsequent Events

On October 13, 2009, we announced the signing of an Agreement for Purchase Order Financing and an Account Purchase (Factoring) facility.  Combined, the financing package enables Gamma to amplify its manufacturing and retail resources in support of increased demand for the Company’s products and its substantial purchase order pipeline.

On October 28, 2009, we announced a Product Brokerage agreement with J&A Lazier Racing.  The Agreement supports Gamma’s entry into the world of Indy Car Racing.   Gamma has built a full promotional and marketing program designed to attract motor sports fans to Gamma’s branded products.

On October 29, 2009, Gamma announced it has successfully completed the registration of six of the Company’s Brand Trademarks with The State Trademark Bureau of China.  This important milestone is the conclusion of a two-year registration process and will provide Gamma with exclusivity of use and trademark protection on its commercial products in China.   Gamma has a wholly-owned subsidiary in Hong Kong and a Representative office in Beijing to facilitate its Asian business.

On January 21, 2010, the Company announced that it signed a Distribution Agreement for Gamma's branded product ranges. Under the Distribution Agreement, Gamma's monthly sales are expected to ramp-up to $3.4 million. The first monthly purchase order has been accepted with a value of $1.03 million.

On February 25, 2010 we released a letter to our shareholders and announced a multiyear agreement with minimal annual sales revenue plus several strategic initiatives designed to expand global sales, market share and to drive shareholder value.

On March 1, 2010, we announced the formation of a Joint Venture Company with Boxing World Heavyweight Champion Evander Holyfield.  Mr. Holyfield is the only 4-time Boxing World Heavyweight Champion and in unaided focus groups is identified as one of the world’s most recognized athletes.  The joint venture, branded “Holyfield Choice,” is formulating and marketing an innovative line of vitamins and nutritional products utilizing Mr. Holyfield’s expertise in nutrition and physical training and Gamma’s formulation and marketing knowhow.   Holyfield Choice is closely integrated with Gamma’s existing corporate infrastructure and distribution channels, and currently has four product lines and seven SKUs, with plans for expansion. Under the terms of the venture, Gamma will consolidate the joint venture’s performance into Gamma’s financials.

On March 3, 2010, we announced that we had entered into a multi-year agreement with one of North America’s leading wholesale distribution organizations to distribute the full line of Gamma products.  The agreement, which is evergreen in duration and provides for minimum monthly volume purchases of Gamma products at agreed upon pricing per SKU.  The terms cover 40,000 cases per month of Gamma product with an estimated annualized value of approximately $48.0 million.  Gamma's new distribution partner is one of the largest wholesale distributors of branded consumer products in North America, and is credited with the enormous commercial success of many leading consumer brands.

On March 9, 2010, we announced the formation of a joint venture company with Jugular, Inc. replacing the brand licensing agreement in place between Gamma and Jugular since 2007.  The new company, Gamma Jugular, LLC is closely integrated with Gamma’s existing corporate infrastructure and distribution channels, and currently has three product lines and six SKUs with plans for expansion. Under the terms of the joint venture, Gamma will consolidate Gamma Jugular’s performance into Gamma’s financials.

On March 15, 2010, we announced the retention of a leading investment banking boutique and a national law firm to advise on financial and strategic alternatives.  The Company has retained Burnham Securities Inc., (“Burnham”), the New York based investment banking boutique, and Nelson Mullins Riley & Scarborough LLP (“Nelson Mullins”), a national general practice law firm to assist and advise Gamma’s management in a variety of corporate initiatives and to assist us in seeking financial and strategic alternatives.

On March 24, 2010,  we announced that our joint venture company, Holyfield Gamma Choice, LLC, launched the Holyfield challenge on college campuses.  College students participating in the Holyfield Challenge are encouraged to improve academic performance, as well as quality-of-life and health parameters through a healthy body and improved lifestyle program that awards scholarships, jobs and other incentives to participants and their colleges.   Holyfield Gamma Choice, LLC utilizes Evander Holyfield, the four-time World Boxing Heavy Weight Champion’s expertise in nutrition and physical training and Gamma’s formulation and marketing know-how to create and supply nutritional products to Holyfield Challenge participants along with wellness programs targeted at the college market.  Livingstone College in Salisbury, North Carolina is the first campus to collaborate for the implementation of the Holyfield Challenge.

On March 29, 2010, we announced that our joint venture company Holyfield Gamma Choice, LLC launched Holyfield Choice Water.  “Holyfield’s Choice Water” is an Alkaline Water.  Scientific studies conclude that Alkaline Water can offset the effects on the body’s normal pH caused by exercise, diet, the environment and other causes.  Our initial distribution plan is to use Gamma’s existing distribution arrangements.

Our Strengths

We believe that Gamma has the following competitive strengths that could enable us to capitalize on the large, fragmented and growing market for our Gel based products:

•	Fully integrated product, brand and promotional platform for sustainable growth;

•	Diverse product categories, addressing health and nutrition in every life stage that provides operating flexibility;

•	Recognizable brand names that can be leveraged for additional growth;

•	Global product appeal;

•	Geographic diversity to mitigate market risk concentration;

•	Demonstrated ability to identify and commercialize opportunities;

•	Experience and results oriented management team; and

•	Strong distribution platform, contractually obligated distribution arrangements with guaranteed minimum purchases.

Results of Operations

The following table summarizes selected items from the statement of operations for the three and six months ended September 30, 2009 and the comparable period ended September 30, 2008.

SALES AND COST OF GOODS SOLD:

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2009	2008	Change	2009	2008	Change
Sales	$-	$3,646	-	$-	$31,535	-

Cost of Goods Sold	$146,793	2,723	5,291%	$146,793	26,390	4,562%

Gross Profit (loss)	$(146,793)	923	(16,004%)	$(146,793)	5,145	(2,953%)

Gross Profit (loss) Percentage of Sales	-	25%	-	-	16%	-

Sales

We did not have sales in the six months ended September 30, 2009. Our sales during the same six month period in 2008 was $31,535.  The decrease in our sales during the period ended September 30, 2009 is a result of the decrease in the amount of orders we have from our major customer.  The sales to date are influenced significantly by the fact our sole customer received a citation from the Federal Trade Commission relating to our product’s packaging graphics, which resulted in it removing our product from its shelves.

Cost of goods sold / Gross profit percentage of sales

In the six month period ended September 30, 2009, our cost of goods sold was $146,793 as a result of not having sales relative to the cost to produce our products.  Gross profit margins for the six months ended September 30, 2009 was also $146,793 as a result of not having sales in the same period.

EXPENSES:

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2009	2008	Change	2009	2008	Change
Expenses:
Consulting – stock-based	$33,958	$117,443	(71%)	$168,466	$182,433	(8%)
Consulting – shares to be issued	9,167	-	-	9,167	-	-
Consulting	14,052	196,869	(93%)	72,052	282,935	(75%)
Executive compensation – stock-based	-	76,499	-	-	232,874	-
Executive compensation – shares to be issued	-	101,250	-	11,250	101,250	(89%)
Executive compensation	221,500	192,041	15%	418,000	382,041	9%
General and administrative expenses – stock-based	-	12,000	-	12,000	54,500	(78%)
General and administrative expenses	100,924	344,264	(71%)	313,249	870,733	(64%)
Depreciation and amortization	151,444	-	-	302,888	-	-
Total operating expenses	531,045	1,040,356	(49%)	1,307,072	2,106,766	(38%)

(Loss) from operations	(677,838)	(1,039,433)	(35%)	(1,453,865)	(2,106,621)	(31%)

Other income (expense):
Interest income	-	398	-	-	692	-
Miscellaneous income	-	-	-	1,397	-	-
Interest expense	(36,885)	(22,032)	67%	(58,307)	(44,368)	31%
Total other (expense)	(36,885)	(21,634)	70%	(56,910)	(43,676)	30%

Net (loss)	$(714,723)	$(1,061,067)	(33%)	$(1,510,775)	$(2,145,297)	(30%)

Consulting Expenses

Our consulting expenses have decreased from 2008 for the three and six month periods ended September 30, 2009, respectively.  The decrease in consulting expenses was the result of a decline in revenue and our current financial position.  Due to limited cash resources, we temporarily scaled back the use of consultants.

Executive Compensation

Executive compensation is comprised of cash and stock based compensation.  For the three and six month periods ended September 30, 2009, executive compensation decreased by 40% from the same period a year ago.  The decrease in executive compensation was the result of the decrease in the stock price which affected the value of the quarterly variable compensation award.

General and Administrative Expenses

General and administrative expenses decreased from 2008 for the three and six month periods ended September 30, 2009, respectively.  The decrease in general and administrative expenses was mainly due to the scale back of expenses due to limited cash resources.

Loss from Operations

The loss from operations for the three months ended September 30, 2009 was $677,838, versus a loss from operations of $1,039,433 for the three months ended September 30, 2008, a change in loss from operations of $361,595 or 35%.  During the six months ended September 30, 2009 our loss from operation decreased by $652,756 or 31%.  The decrease in the loss from operations, during these periods, resulted from the scaling back of expenses due to limited cash resources.

Interest Income and Interest Expense

Interest income decreased by 100% in the three and six months ended September 30, 2009.  The decrease of interest income was as a result of greater use of non-interest bearing accounts and lower account balances.  Interest expense increased during the second fiscal quarter of 2009 compared to the second fiscal quarter of 2008.  Our interest expense in 2009 was higher because of the amortization of the discount on the amount owed to Jugular for intangible assets.

Net Loss

Our net loss for the three months ended September 30, 2009 was $714,723, a decrease of $346,344, or 33%, from $1,061,067 for the three months ended September 30, 2008.  For the six month period ended September 30, 2009, our net loss was $1,510,775, a decrease of  $634,522 or 30% from $2,145,297 for the six month period ended September 30, 2008.

Operation Plan

We are a marketing and product formulation company selling our own branded products through wholesalers and direct to retailers both in the US and internationally.  Our core focus is the marketing and sale of vitamins and nutriceuticals, OTC pharmaceutical products and personal care products in Greater China and the United States.  We sell our branded nutritional supplements under the trademarks  Brilliant Choice™  children’s nutritional supplements featuring the call to action – “Mom you’ve made a brilliant choice for you children’s nutrition,”  SAVVY™ adult nutritional supplements featuring the call to action “Be SAVVY Stay Healthhy,” and  Jugular Energy Products™  and high performance supplements featuring the call to action “Go for the Jugular™.” Our customer focus is on selling products in the Lifestyle of Health & Sustainability ("LOHAS") marketplace and in the Energy Supplement Market.  We developed a series of innovative marketing programs to support our product sales and retail partners.  We have sought and will continue to seek financing opportunities to fund our development and to support our marketing programs and the commercialization of our product lines.  Additionally, we have assembled a comprehensive business platform including a distribution agreement with minimum quantity guarantees expected to equate to approximately $3.8 million in monthly sales.  We have recently begun taking orders under this agreement.

Our Growth Strategy

Our strategy has been focused initially on developing, marketing and selling products in the LOHAS marketplace and in the Energy Supplement Market in the United States and Greater China. LOHAS is a term popularized by the Natural Marketing Institute for the American Botanical Council as well as others industry opinion leaders.  The LOHAS market is an identifiable consumer category.  In the LOHAS category, there are found high growth sub-segments of selected vitamins and nutriceuticals, over-the-counter ("OTC") pharmaceutical products, and personal care products.  We believe that these categories of the LOHAS market are fast developing worldwide but in particular in both Greater China and the United States.  We further believe that the United States and Greater China market offers the fastest path to grow revenues and achieve profitability in this business.

In China, the economy has grown between 8% and 10% in each year of this decade and the Chinese economy has been the least affected major economy during the current global economic slowdown.  According to Frost & Sullivan, total expenditures on pharmaceuticals products in China are expected to reach $125 billion in 2011.  IMS Health estimates that China will become the second largest pharmaceuticals market in the world by 2020.  Expenditures on health supplements for health maintenance and disease prevention were estimated to have been approximately $9.10bn in 2006 and are expected to double to approximately $13.4bn by 2010 according to a report entitled, The Health Food / Dietary Supplements Market in China, published by the Commercial Services Unit of the US Embassy, Beijing.  In the United States, LOHAS is the fastest growing market in the nutritional supplement category, and according to research reports from The National Marketing Institute, 68 million Americans are LOHAS consumers.  Consumer spending by LOHAS consumers was estimated to have been $118bn on personal health products in 2005.  According to the LOHAS Market Review, the U.S. LOHAS market grew by approximately 1% new joiners and 10% new spending per year.  At that level of spending, the wellness products category accounts for approximately 25% of the spending amongst the LOHAS consumer category.

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

On March 9 2010, we terminated our license agreement with Jugular, Inc., and formed a joint venture, Gamma Jugular, LLC.  By converting the Licensing Agreement to a Joint Venture, we reduced balance sheet debt payable and gained more control over the operating venture.

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

Our management team has decades of experience in the healthcare, personal care, OTC pharmaceutical and prescription pharmaceutical industries worldwide and, in particular, in Asia.  Our product offerings take advantage of the following market place characteristics:

•	A well defined target demographic;

•	Identifiable market segments for our products and known consumer purchasing patterns by targeted customers;

•	High growth markets in the United States, and in Asia including Greater China;

•	High gross margins based on volume and manufacturing know-how;

•	Multi-tiered price points for product and market differentiation; and

•	Brands with strong consumer appeal and retail sell through
•	Innovative product forms and product packaging. Great teasting single step product application;
•	Products absorbed up to 80x faster than typical pills and capsules.

We believe the combination of the above marketplace characteristics, combined with our management expertise and products, will enable our business model to achieve long term sustained profitability.

We developed our corporate infrastructure as a marketing and sales organization. We will not initially seek to acquire manufacturing in the United States or in Greater China but will instead look to leverage our management's contacts and  expertise to outsource  manufacturing to a third party original equipment manufacturer ("OEM").  We believe this will provide us with an advantage in cost of goods sold manufacturing margins and improve our return on assets.  We may, in the future, look to acquire or partner more closely with a single manufacturer for certain products or for product distribution.  Our objective is to utilize our management's marketing and sales abilities and resources to generate revenue and establish a market presence in key product categories that can be expanded as we develop local capacity in Asia.  Our aim is to establish a known and recognized product brand that, we believe, will attract attention from local suppliers and retailers who will seek to carry our product offerings.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2009 and March 31, 2009.

	September 30, 2009	March 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$10,594	$268,849	$(258,255)	(96%)

Current Liabilities	$1,522,973	$937,835	$585,138	62%

Working Capital (deficit)	$(1,512,379)	$(668,986)	$843,393	126%

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings.  In the future, we anticipate that we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings with traditional financial or industry “partners.”

Cash used in operating activities for the six months ended September 30, 2009 was $375,000 as compared to $974,000 for the six months ended September 30, 2008. This decrease in cash used in operating activities was due primarily to a decrease in cash reserves available for operations.

For the six months ended September 30, 2009, net cash used in investing activities of $2,000 was primarily the result of a decrease in cash reserves.

For the six months ended September 30, 2009, net cash provided by financing activities of $271,000, as compared to $954,000 for the six months ended September 30, 2008, was primarily the result of the default of the Kinridge Holding LLC (see note below) investment obligation in the amount of $400,000 and difficulties raising additional capital in the global capital markets.

As of September 31, 2009, we continued to use equity sales and debt financing to provide the capital we need to run our business.  In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  During the six months ended September 31, 2009 , we raised $127,000 by way of a private placement. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Promissory Notes

On February 1, 2009, we executed a promissory note for $3,000 with an unrelated third party.  The loan bears 0% interest and is due on September 30, 2009.  As of the date of this filing, we have not repaid the principal amount.

On April 6, 2009, we executed a promissory note with an entity for the principal amount of $21,000.  Pursuant to the promissory note, we agreed to repay the principal amount as follows; a) $4,000 on April 6, 2009; b) $4,250 on May 4, 2009; c) $4,250 on June 1, 2009; d) $4,250 on July 6, 2009; and $4,250 on August 2, 2009.  During the six months ended September 30, 2009, we made principal payments totaling $8,000.  As of September 30, 2009, the Company is in default.

On June 24, 2009, we executed a promissory note with an individual for the principal amount of $5,000.  Pursuant to the promissory note, we agreed to repay the principal amount with no interest by June 26, 2009 or upon demand thereafter.  In the event of default on payment, we agreed to issue 50,000 shares of our common stock to the individual.  As of the date of this filing we have not repaid the principal amount and have not issued the 50,000 shares of common stock.

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

On July 13, 2009, we executed a promissory note with an individual for the principal amount of $25,000.  Pursuant to the promissory note, we agreed to repay the principal amount with no interest by August 13, 2009.  In the event of default on payment, we agreed to issue 150,000 shares of our common stock to the individual.  As of the date of this filing, we have not repaid the principal amount and have not issued the 150,000 shares of common stock.

On July 13, 2009, we executed a promissory note for $25,000 with an individual for the principal amount of $25,000.  Pursuant to the promissory note, we agreed to repay the principal amount with no interest by August 13, 2009.  In the event of default on payment, we agreed to issue 150,000 shares of our common stock to the individual.  As of the date of this filing, we have not repaid the principal amount and have not issued the 150,000 shares of common stock.

Satisfaction of our cash obligations for the next 12 months.

As of  September 31, 2009 , our cash balance was $10,594.  Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third party financing, and/or traditional bank financing.  In the three months ended September 30, 2008, we received $600,000 from Kenridge pursuant to our agreement dated June 17, 2008.  As of the date of this filing, we have not received the remaining $400,000 from Kenridge pursuant to our agreement.  The Company is pursuing Kenridge for the remaining balance of $400,000 on its investment obligation to the Company.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Going Concern

The consolidated financial statements included in this filing have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Gamma has incurred a net loss of $1,510,775 for the six months ended September 30, 2009, with an accumulated loss of $11,821,975. Gamma’s current liabilities exceed its current assets by $1,512,379 as of September 30, 2009.

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

We currently have 3 full time employees in China and in the United States.  We intend to hire additional full time employees to fill specific functions in our organization as product sales commence and our operations expand.  We will also hire part-time or independent contractors in connection with certain projects in Greater China and the United States.  We expect to have full-time-equivalent employees working directly for our distributors, manufacturers, and advertising and public relations agencies.  We will vary employment as product demand dictates.  We have planned to expand our full time employment over the next 12 months to meet our existing or anticipated operational needs.

Critical Accounting Policies

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2009, the Company believes there is no impairment of its intangible assets.

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

Revenue Recognition

The Company recognized revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.  The Company will primarily derive its revenues from the sales of its vitamins, nutriceutical products and personal care products.

The Company has products that are in China that are sold on a consignment basis.  Once the products are shipped to a customer they will have 30 days to return product and the Company grants the customer an additional 30 days to pay for the product.  Because of the return policy the Company will defer the recognition of revenue until end of the 30 day return policy.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards.  SFAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

As a result of our deficiency in working capital at September 30, 2009, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.  Our plans in this regard are to seek additional funding through future equity private placements, with traditional financing firms and/or with an industry partner, or debt facilities.

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history.  We were established in 1993, for the purpose of seeking out business opportunities, including acquisitions that the Board of Directors, in its discretion, believes to be good opportunities.  Pursuant to the Technology Transfer Agreement and the Employment Agreements with our managements the Company is poised to begin operations in the field of OTC pharmaceuticals, vitamins, and supplements.  We will be heavily dependent on the skills, talents, and abilities of our management to successfully implement our business plan.  The marketing and sale of vitamins, nutriceuticals, OTC pharmaceutical and personal care products is highly risky and speculative. Our current cash balance will not be adequate for us to continue our operations for this fiscal year; and, in order to compete in this new business opportunity an additional cash infusion will be required and without such additional cash infusion we will very rapidly deplete our current cash reserve.  In such event, we may be forced to cease operations and investors' shares would become worthless.

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

As of September 30, 2009, we had $10,594 in cash.  Our management plans to raise additional equity capital to begin executing our business plan, but there can be no assurance that we will be able to raise such funds.  Even if we are able to raise additional capital to begin to execute our business plan, as we continue to implement our plan to expand into additional markets, we will experience increased capital needs and we will not have enough capital to fund our future operations without additional capital investments.  Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

We regard our service marks, trademarks, copyrights, trade secrets, pending patent applications and similar intellectual property as critical to our success.  We will rely on trademark, copyright, patent and trade secret law, as well as confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights.  We have registered a trademark in the United States and will seek to utilize our US trademark approval in all markets of interest including the People's Republic of China.  No assurance can be given that our copyrights, trademarks or other intellectual property will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide a competitive advantage to us.  There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects.  Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity.  These risks will exist for those products in clinical development and with respect to those products that have received regulatory approval for commercial sale. We plan to carry insurance policies which are customary for enterprises in our industry.  We do not expect any special restrictions or exceptions attached to this coverage other than fraudulent or criminal conduct on the part of the claimant.

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

If our products fail to perform properly, our business could suffer with increased costs and reduced income.

Our products may fail to meet consumer expectations.  Failure of our products to meet expectations could:

•	damage our reputation;

•	decrease sales;

•	incur costs related to returns;

•	delay market acceptance of our products;

•	result in unpaid accounts receivable; and

•	divert our resources to reformulation or alternative products.

International unrest or foreign currency fluctuations could adversely affect the Company’s results.

There are a number of risks arising from the Company's international business, including:

•	foreign currencies it receives for sales outside the U.S. could be subject to unfavorable exchange rates with the U.S. dollar and reduce the amount of revenue that the Company recognizes;

•	the possibility that unfriendly nations or groups could boycott its products;

•	general economic and political conditions in the markets in which it operate;

•	potential increased costs associated with overlapping tax structures;

•	more limited protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	longer accounts receivable cycles in certain foreign countries; and

•	import and export licensing requirements.

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

The economy of China differs from the economies of most developed countries in many respects, including, but not limited to:

•	structure;

•	capital re-investment;

•	government involvement;

•	allocation of resources;

•	level of development;

•	control of foreign exchange;

•	growth rate; and

•	rate of inflation.

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

RISKS RELATING TO OUR STOCK

Our Certificate of Incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors which may include certain anti-takeover provisions.  This could limit the price investors might be willing to pay in the future for our common stock.

Our certificate of incorporation has authorized issuance of up to 2,000,000 shares of preferred stock ("Preferred Stock") in the discretion of our board of directors.  Any undesignated shares of Preferred Stock may be issued by our board of directors; no further stockholder action is required.  If issued, the rights, preferences, designations and limitations of such Preferred Stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock.  Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers.

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

We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) .  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and Exchange Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

As of the quarter ended June 30, 2009, we issued a total of 3,040,000 shares of our restricted common stock to 6 accredited investors (for a total purchase price of $304,000, all of which was paid in cash).  We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and Exchange Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 23, 2009, we issued a press release announcing that effective at the open of business on July 24, 2009, the Company’s common stock would be quoted on the Pink Sheets and it would cease being quoted on the OTCBB, as a result of a notice of OTCBB ineligibility received from FINRA due to the Company filing its Annual Report, Form 10-K, seven minutes late.  A copy of the press release is attached hereto as Exhibit 99.13.

On April 6, 2009, we entered into a Non Exclusive Corporate Advisory Agreement with Atlanta Capital Partners, LLC (“ACP”), wherein we engaged ACP as our Strategic Corporate Advisor.  In the event ACP is involved in advising, introducing and/or consulting to the Company on any financing accepted by the Company, we will compensate ACP as follows: 1) a bonus consulting fee equal to 4% of any non-subordinated debt financing; 2) a bonus consulting fee equal to 10% of any subordinated debt financing; and 3) a $500 an hour consulting fee will be paid to ACP if an equity financing or any other type of financing that is handled by a broker/dealer and where ACP assists in the coordination of such activity.  The term of the agreement will last until the Company provides ACP a written notification of termination of the agreement. This agreement has since been terminated.

On May 10, 2009 , we entered into an advisory agreement with Euro Trend Trader, Inc. ("EuroTrend"), which provided that EuroTrend would provide non-exclusive consulting services to us including: (i) the introduction of Gamma to: potential funding sources, market makers and new strategic relationships and (ii) investor relations support.  In return for these services, we agreed to pay EuroTrend: (i) a cash fee of $10,000, (ii) a $3,000 monthly retainer, (iii) 500,000 shares of our restricted stock and (iv) a finder's fee, upon the closing a financing based upon a funding source introduced by EuroTrend, consisting of a 2% cash fee and, for direct equity investments – a 10% cash fee form monies raised up to $100,000 and 15% for monies raised from $100,000 to $1,000,000 and 10% again on monies raised above 1,000,000. The agreement with EuroTrend had a term of six (6) months.

On or about April 29, 2009 and subsequently modified on May 15, 2009, we entered a consulting agreement with SPC Consultants LLC ("SPC"), whereby SPC was to provide certain investor relation services to the Company.  As consideration for its services, we agree to issue SPC 800,000 restricted shares upon signing the agreement and the Company would endeavor to make available 100,000 shares of freely tradeable common stock  on the first day of each month following the third month of the agreement.  The agreement had a term of six months. However, beginning in July of 2009, the Company disputed certain activities claimed by SPC resulting in the agreement being terminated on September 15, 2009.  Currently, the Company is considering its options under the advisement of it legal counsel.

Item 6. Exhibits.

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated, Exhibits that were previously filed are incorporated by reference.  For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

2.1(a)	Amended and Restated Certificate of Incorporation, incorporated by reference to Form SB-2 (File No. 33-61890-FW).

2.1(b)	Certificate of Amendment to Certificate of Incorporation, incorporated by reference to Form 8-K filed on April 13, 2006 (File No. 33-61890, Exhibit 3.2).

2.1(c)	Certificate of Amendment to Certificate of Incorporation, incorporated by reference to Form 10-KSB for the fiscal year ended March 31, 2006 (File No. 033-61890, Exhibit 3.3).

2.1(d)	Certificate of Amendment to Certificate of Incorporation, incorporated by reference to Form 10-KSB of the Registration for the fiscal year ended March 31, 2006 (File No. 033-61890, Exhibit 3.4).

3.1	By-laws, incorporated by reference to Form SB-2 (File No. 33-61890-FW, Exhibit 3.2).

10.17	Inventory Consignment Agreement between Gamma and Bridgeland, incorporated by reference to Form 10-Q of the Registrant for the quarter ended December 31, 2008 (File No. 0-53355, Exhibit 10.17).

10.18	Inventory Consignment Agreement between Bridgeland and Parco, incorporated by reference to Form 10-Q of the Registrant for the quarter ended December 31, 2008 (File No. 0-53355, Exhibit 10.18).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.13	Press Release dated July 23, 2009 – GMPM Announces Change in Trading Venue.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMA PHARMACEUTICALS INC.
(Registrant)

Date: July, 28 2010
By: /s/ Joseph Cunningham
Joseph Cunningham, Chief Financial Officer
(On behalf of the registrant and as
principal financial officer)